Form 10-Q
period 2008-04-30
Protecwerx Inc.
filed 2008-08-11
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-150952

Protecwerx Inc.
(Name of Small Business Issuer in its charter)

Nevada	None
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

800 Fifth Avenue, Suite 4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 839 8566
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2008, the registrant had 38,043,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Protecwerx Inc. (the “Company”, “Protecwerx”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Protecwerx Inc.
 Financial Statements
(A Development Stage Company)
(Unaudited)
April 30, 2008

Financial Statement Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

PROTECWERX INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2008	2008
ASSETS

Current assets
Cash	$46,094	$39,427

Prepaid fees and expenses	2,000	2,167

Total current assets	$48,094	$41,594

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,679	$4,819

Stockholder’s Equity
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
180,000,000 shares, issued and outstanding 38,043,000 and	380	380
38,014,000, respectively
Additional paid in capital	101,745	85,120
Deficit accumulated during development stage	(68,709)	(48,725)

Total stockholders’ equity	33,416	36,775

Total liabilities and stockholder’s equity	$48,094	$41,594

The accompanying notes are an integral part of these financial statements.

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

		October 16,
	Three months	2007 (Date of
	ended	Inception) to
	April 30,	April 30,
	2008	2008
Costs and expenses
Research and development	$-	$8,000
General and administrative	19,984	60,709

Net loss	$(19,984)	$(68,709)

Basic and diluted loss per share	$(0.00)	n/a

Weighted average number of shares
outstanding	38,026,244	n/a

The accompanying notes are an integral part of these financial statements.

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		October 16,
	Three	2007 (Date
	months ended	of Inception)
	April 30,	to April 30,
	2008	2008

Cash Flows used in Operating Activities
Net loss for the period	$(19,984)	$(68,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	167	(2,000)
Accounts payable and accrued liabilities	9,859	14,678

Net cash used in operating activities	(9,958)	(56,031)

Cash Flows from Financing Activities
Proceeds from common stock sales	16,625	102,125

Net cash provided by financing activities	16,625	102,125

Increase (decrease) in cash during the period	6,667	46,094

Cash, beginning of the period	39,427	-

Cash, end of the period	$46,094	$46,094

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

PROTECWERX INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Protecwerx Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Protecwerx's S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form S-1 have been omitted.

Note 2	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance that additional funding will be available.

Note 3	Common Stock

In the quarter ending April 30, 2008, the Company sold 29,000 shares of common stock for $16,625. 500 of the 29,000 shares were subscribed and paid for during the quarter ending April 30, 2008, but due to an administrative delay they were not issued by the Company until July 24, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Overview

We plan to acquire, develop, manufacture and distribute recreational vehicle protection products through a variety of distribution channels. Our first product is Ankle Armor. We intend to patent, manufacture, distribute and sell Ankle Armor over the next 12 months. Ankle Armor consists of a Lycra ankle brace that includes a series of foam pads and plastic or Kevlar guards. The brace will be shaped like a sock with the toe end cut off and we plan to offer it in various colors and sizes to fit children and adults. The hard guards will be located along the front at the top to protect the shin bone and on each side of the ankle to protect the ankle bones.

We are a development stage company that has only recently begun operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2009. We intend to generate revenues from the sale of Ankle Armor. We have relied on the sale of equity securities and capital from outside sources to continue our operations.

Results of Operations for the Period from October 16, 2007 (date of inception) to April 30, 2008 and for the Three Months Ended April 30, 2008.

Lack of Revenues

We have had limited operational history since our inception on October 16, 2007 and we have not generated any revenues. As of April 30, 2008, we had total assets of $48,094 and total liabilities of $14,679. From our inception to April 30, 2008, we accumulated a deficit of $68,709. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

We incurred total expenses of $68,709 from the date of our inception to April 30, 2008, including $8,000 in research and development costs and $60,709 in general and administrative expenses. Our general and administrative expenses consist of bank charges, foreign exchange, office maintenance, courier postage costs and office supplies, as well as legal, accounting and auditing fees.

For the three months ended April 30, 2008, we incurred total expenses of $19,984, which were entirely related to general and administrative expenses.

Net Loss

From our inception on October 16, 2007 to April 30, 2008, we incurred net loss of $68,709. For the three months ended April 30, 2008, we incurred net loss of $19,984.

Liquidity and Capital Resources

At April 30, 2008 we had cash of $46,094 in our bank accounts and a working capital deficit of $33,415. Our net loss from October 16, 2007 to April 30, 2008 was $68,709. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

From October 16, 2007 (date of inception) to April 30, 2008, we raised gross proceeds of $102,125 in cash from the sale of our securities.

For the three months ended April 30, 2008, we used net cash of $9,958 on operating activities. We also received net cash of $16,625 from financing activities. The increase in cash for the three months ended April 30, 2008 was $6,667 due to the sale of our common stock.

We expect to require approximately $1,300,000 in financing to acquire and develop technologies and our Ankle Armor product over the next 12 months (beginning August 2008), as follows:

Description	Target completion date or, if not known, number of months to complete	Our cost to complete ($)
Further development of Ankle Armor	September 2008	10,000
Development of website	September 2008	5,000
Manufacturing of initial prototypes	November 2008	10,000
Filing of patent protection application	December 2008	60,000
Tradeshows	12 months	25,000
Final development of Ankle Armor	February 2009	50,000
Setup of a product line and manufacturing	May 2009	550,000
Acquisitions of other injury protection technologies or businesses	May 2009	60,000
Sales and marketing	12 months	100,000
Professional fees	12 months	50,000
Management fees	12 months	25,000
Consulting expenses	12 months	55,000
Corporate communications and investor relations	12 months	200,000
General and administrative expenses	12 months	100,000
Total		1,300,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. Of the $1,300,000 that we require for the next 12 months, we had $46,094 in cash as of April 30, 2008. In order to fully carry out our business plan, we need additional financing of approximately $1,250,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our cash flow improves through these efforts, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended April 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 4T. Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings that involve us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From February 1, 2008 to April 30, 2008, we made the following sales of unregistered securities:

  On March 1, 2008 we issued 16,500 shares of our common stock to various investors at $0.25 per share for cash proceeds of $4,125. These shares were issued under the Regulation S exemption from registration.

  On April 9, 2008 we sold 12,500 shares of our common stock to various investors at $1.00 per share for cash proceeds of $12,500. Due to an administrative error, 500 of these shares were not issued until July 24, 2008. These shares were issued under the Regulation S exemption from registration..

  On April 10, 2008 we issued 2,000 shares of our common stock to an investor at $0.25 per share for cash proceeds of $500. These shares were subscribed and paid for on December 7, 2007 and accounted for as of January 31, 2008, but due to an administrative delay we did not issue these shares until April 10, 2008. These shares were issued under the Regulation S exemption from registration.

We completed these offerings of our common stock pursuant to Rule 903 of Regulation S under the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protecwerx Inc.
(Registrant)

/s/ Jerry Boyd
Date: August 11, 2008	Jerry Boyd
President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, Director