Form 10-Q
period 2008-07-31
Protecwerx Inc.
filed 2008-09-12
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from  _________ to _________

Commission File Number: 333-150952

Protecwerx Inc.
(Name of Small Business Issuer in its charter)

Nevada	None
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

800 Fifth Avenue, Suite 4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 839 8566
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer   ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 12, 2008, the registrant had 38,043,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Protecwerx Inc. (the “Company”, “Protecwerx”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Protecwerx Inc.
Financial Statements
(A Development Stage Company)
(Unaudited)
July 31, 2008

Financial Statement Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

PROTECWERX INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31, 2008	January 31, 2008
ASSETS
Current assets
Cash	$ 25,686	$ 39,427
Prepaid fees and expenses	-	2,167
Total current assets	$ 25,686	$ 41,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 7,590	$ 4,819
Stockholders’ equity
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
180,000,000 shares, issued and outstanding 38,043,000 and 38,014,000, respectively	380	380
Additional paid in capital	101,745	85,120
Deficit accumulated during development stage	(84,029)	(48,725)
Total stockholders’ equity	18,096	36,775
Total liabilities and stockholders’ equity	$ 25,686	$ 41,594

The accompanying notes are an integral part of these unaudited financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Six months	October 16, 2007 (Date Inception)
	ended July 31, 2008	ended July 31, 2008	to July 31, 2008
Costs and expenses
Research and development	$ -	$ -	$ 8,000
General and administrative	15,320	35,304	76,029
Net loss	$ (15,320)	$ (35,304)	$ (84,029)
Basic and diluted loss per share	$ (0.00)	$ (0.00)	n/a
Weighted average number of shares outstanding	38,043,0000	38,034,690	n/a

The accompanying notes are an integral part of these unaudited financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	October 16, 2007(Date of Inception)
	July 31, 2008	to July 31, 2008
Cash flows used in operating activities
Net loss for the period	$ (35,304)	$ (84,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	2,167	-
Accounts payable and accrued liabilities	2,771	7,590
Net cash used in operating activities	(30,366)	(76,439)
Cash flows from financing activities
Proceeds from common stock sales	16,625	102,125
Net cash provided by financing activities	16,625	102,125
Increase (decrease) in cash during the period	(13,741)	25,686
Cash, beginning of the period	39,427	-
Cash, end of the period	$ 25,686	$ 25,686
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudied financial statements

Protecwerx Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Protecwerx Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form S-1 have been omitted.

Note 2

Going Concern

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance that additional funding will be available.

Note 3

Common Stock

During the six months ended July 31, 2008, the Company sold 29,000 shares of common stock for cash proceeds of $16,625

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

Liquidity and Capital Resources

At July 31, 2008 we had cash of $25,686 in our bank accounts and working capital of $18,096. Our net loss from October 16, 2007 to July 31, 2008 was $84,029. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

From October 16, 2007 (date of inception) to July 31, 2008, we raised gross proceeds of $102,125 in cash from the sale of our securities.

For the six months ended July 31, 2008, we used net cash of $30,366 on operating activities. We also received net cash of $16,625 from financing activities. Our decrease in cash for the six months ended July 31, 2008 was $13,741 due to a low amount of capital raised through sales of our securities compared to our professional fees as well as general and administrative expenses.

We expect to require approximately $1,300,000 in financing to acquire and develop technologies and our Ankle Armor product over the next 12 months (beginning October 2008), as follows:

	Target completion date or, if not known,	Our cost to complete
Description	number of months to complete	($)
Further development of Ankle Armor	November 2008	10,000
Development of website	October 2008	5,000
Manufacturing of initial prototypes	December 2008	10,000
Filing of patent protection application	February 2009	60,000
Tradeshows	12 months	25,000
Final development of Ankle Armor	April 2009	50,000
Setup of a product line and manufacturing	May 2009	550,000
Acquisitions of other injury protection technologies or businesses	May 2009	60,000
Sales and marketing	12 months	100,000
Professional fees	12 months	50,000
Management fees	12 months	25,000
Consulting expenses	12 months	55,000
Corporate communications and investor relations	12 months	200,000
General and administrative expenses	12 months	100,000
Total		1,300,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $1,300,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing.

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

Results of Operations for the Period From October 16, 2007 (Date of Inception) to July 31, 2008 and for the Three Months Ended July 31, 2008.

Lack of Revenues

We have had limited operations since our inception on October 16, 2007 to July 31, 2008 and we have not generated any revenues. As of July 31, 2008, we had total assets of $25,686 and total liabilities of $7,590. Since our inception to July 31, 2008, we have an accumulated deficit of $84,029. We anticipate that we will incur substantial losses over the next year. Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $84,029 from the date of our inception to July 31, 2008, including $8,000 in research and development and $76,029 in general and administrative expenses.

For the three months ended July 31, 2008, we incurred $15,320 in total expenses which were classified as general and administrative expenses.

Our general and administrative expenses consist of bank charges, office maintenance, communication expenses, courier, postage, office supplies, and legal and auditing consulting fees.

Net Loss

From the time of inception on October 16, 2007 to July 31, 2008 we have incurred a net loss of $84,029

Results of Operations for the Six Months Ended July 31, 2008.

Lack of Revenues

We did not earn any revenues in the six months ended July 31, 2008. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

For the six months ended July 31, 2008, we incurred total expenses of $35,304, which were all classified as general and administrative expenses.

Net Loss

For the six months ended July 31, 2008, we incurred a net loss of $35,304.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended July 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

From May 1, 2008 to July 31, 2008, we did not sell any unregistered securities.

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

Protecwerx Inc.
(Registrant)

Date: September 12, 2008	/s/ Jerry Boyd
Jerry Boyd
President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director