Form 10-Q
period 2008-10-31
Protecwerx Inc.
filed 2008-12-12
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-150952

Protecwerx Inc.
(Name of Small Business Issuer in its charter)

Nevada	46-0521269
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

800 Fifth Avenue, Suite 4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 839 8566
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Check one):

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 4, 2008, the registrant had 38,043,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Protecwerx Inc. (the “Company”, “Protecwerx”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Protecwerx Inc.
Financial Statements
(A Development Stage Company)
(Unaudited)
October 31, 2008

Financial Statement Index

PROTECWERX INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31, 2008	January 31, 2008
ASSETS
Current assets
Cash	$15,005	$39,427
Prepaid fees and expenses	-	2,167
Total current assets	$15,005	$41,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,590	$4,819
Stockholders’ Equity
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
180,000,000 shares, issued and outstanding 38,043,000 and 38,014,000, respectively	380	380
Additional paid in capital	101,745	85,120
Deficit accumulated during development stage	(91,710	(48,725)
Total stockholders’ equity	10,415	36,775
Total liabilities and stockholders’ equity	$15,005	$41,594

The accompanying notes are an integral part of these financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended October 31, 2008	Nine months ended October 31, 2008	October 16, 2007 (Inception) to October 31, 2007	October 16, 2007 (Inception) to October 31, 2008
Costs and expenses
Research and development	$-	$-	$-	$8,000
General and administrative	7,681	42,985	4,864	83,710
Net loss	$(7,681)	$(42,985)	$(4,864)	$(91,710)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	n/a
Weighted average number of shares outstanding	38,043,000	38,037,480	35,200,000	n/a

The accompanying notes are an integral part of these financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month ended October 31, 2008	October 16, 2007 (Date of Inception) to October 31, 2007	October 16, 2007 (Date of Inception) to October 31, 2008
Cash flows used in operating activities
Net loss for the period	$(42,985)	$(4,864)	$(91,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	2,167	-	-
Accounts payable and accrued liabilities	(229)	4,857	4,590
Net cash used in operating activities	(41,047)	(7)	(87,120)
Cash flows from financing activities
Proceeds from common stock sales	16,625	82,000	102,125
Net cash provided by financing activities	16,625	82,000	102,125
Increase (decrease) in cash during the period	(24,422)	81,993	15,005
Cash, beginning of the period	39,427	-	-
Cash, end of the period	$15,005	$81,993	$15,005
Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Protecwerx Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1                 Basis of Presentation

The accompanying unaudited interim financial statements of Protecwerx, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Protecwerx's Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form S-1 have been omitted.

Note 2                 Going Concern

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however, there is no assurance additional funding will be available.

Note 3                 Common Stock

During the nine months ended October 31, 2008, the Company sold 29,000 shares of common stock for cash proceeds of $16,625.

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

We are a development stage company that has only recently begun operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2009. We intend to generate revenues from the sale of Ankle Armor. We have relied on the sale of equity securities and capital from outside sources to finance our operations.

Liquidity and Capital Resources

At October 31, 2008 we had cash of $15,005 in our bank accounts and working capital of $10,415. Our net loss from October 16, 2007 to October 31, 2008 was $91,710. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

From October 16, 2007 (date of inception) to October 31, 2008, we raised gross proceeds of $102,125 in cash from the sale of our securities.

For the nine months ended October 31, 2008, we used net cash of $41,047 on operating activities and we received net cash of $16,625 from financing activities. Our cash level decreased by $24,422 for the nine months ended October 31, 2008 due to insufficient financing to our professional fees as well as general and administrative expenses.
On September 13, 2008 we appointed Darrin Zinger as our new director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer and accepted the resignation of Jerry Boyd from all of his officer and director positions with us.  In conjunction with the appointment of Mr. Zinger, we entered into a consulting agreement with Mr. Zinger whereby we agreed to pay him $400 a month for providing us with consulting services and $100 per month for the occasional use of office space at Mr. Zinger’s residence.

We expect to require approximately $1,300,000 in financing to acquire new technologies and develop our Ankle Armor product over the next 12 months (beginning January 2009), as follows:

Description	Target completion date or, if not known, number of months to complete	Our cost to complete ($)
Further development of Ankle Armor	January 2009	10,000
Development of website	January 2009	5,000
Manufacturing of initial prototypes	March 2009	10,000
Filing of patent protection application	February 2009	60,000
Tradeshows	12 months	25,000
Final development of Ankle Armor	April 2009	50,000
Setup of a product line and manufacturing	May 2009	550,000
Acquisitions of other injury protection technologies or businesses	May 2009	60,000
Sales and marketing	12 months	100,000
Professional fees	12 months	50,000
Management fees	12 months	25,000
Consulting expenses	12 months	55,000
Corporate communications and investor relations	12 months	200,000
General and administrative expenses	12 months	100,000
Total		1,300,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $1,300,000 for the next 12 months beginning January 2009. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing.

If our cash flow improves through these efforts, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Results of Operations for the Period From October 16, 2007 (Date of Inception) to October 31, 2008 and for the Three Months Ended October 31, 2008.

Lack of Revenues

We have had limited operations since our inception on October 16, 2007 to October 31, 2008 and we have not generated any revenues. As of October 31, 2008, we had total assets of $15,005 and total liabilities of $4,590. Since our inception to October 31, 2008, we have accumulated a deficit of $91,710. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $91,710 from the date of our inception to October 31, 2008, including $8,000 in research and development and $83,710 in general and administrative expenses.

For the three months ended October 31, 2008, we incurred $7,681 in total expenses which were all classified as general and administrative expenses.

Our general and administrative expenses consist of bank charges, office maintenance, communication expenses, courier, postage, office supplies, management fees, rent and legal and auditing consulting fees.

Net Loss

From the time of inception on October 16, 2007 to October 31, 2008 we have incurred a net loss of $91,710.

Results of Operations for the Nine Months Ended October 31, 2008.

Lack of Revenues

We did not earn any revenues in the nine months ended October 31, 2008.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

For the nine months ended October 31, 2008, we incurred total expenses of $42,985, which were all classified as general and administrative expenses.

Net Loss

For the nine months ended October 31, 2008, we incurred a net loss of $42,985.

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

Critical Accounting Policies

Research and development

All costs for research and development activities are expensed as incurred. We expense the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured.  Acquired, in process, research and development that does not have a future alternative use is expensed when acquired.  From inception through October 31, 2008, $8,000 was expensed as research and development costs related to acquired, in process, research and development.

Currency Translation

Assets and liabilities of foreign operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Foreign currency transactions are primarily undertaken in Canadian dollars. Protecwerx has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.  As of October 31, 2008, foreign currency translations were nominal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings that involve us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From August 1, 2008 to October 31, 2008 we did not sell any unregistered securities.

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

Protecwerx Inc.
(Registrant)

/s/ Darrin Zinger
Date: December 12, 2008	Darrin Zinger
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director