Form 10-K
period 2009-01-31
Protecwerx Inc.
filed 2009-05-01
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-150952

PROTECWERX INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

800 Fifth Avenue, Suite 4100
Seattle, Washington 98104
 (Address of principal executive offices) (ZIP Code)

(206) 839 8566
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 31, 2008 (there were no trades in the issuer’s common stock as of the last business day of the second fiscal quarter): $0

Number of common shares outstanding at May 1, 2009: 38,043,000

PART I

Item 1.  Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Protecwerx" mean Protecwerx Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

Protecwerx Inc. (hereinafter referred to as "we", "us", "our” and "Protecwerx") was incorporated on October 16, 2007 under the laws of the State of Nevada. We do not have any subsidiaries. Our principal offices are located at 800 Fifth Avenue, Suite 4100, Seattle, Washington, 98104. Our telephone number is 206-839-8566.  Our fiscal year end is January 31.

We plan to acquire, develop, manufacture and distribute recreational vehicle protection products through a variety of distribution channels.  Our first product is Ankle Armor. We intend to patent, manufacture, distribute and sell Ankle Armor over the next twelve months. Ankle Armor consists of a Lycra ankle brace that includes a series of foam pads and plastic or Kevlar guards. The brace will be shaped like a sock with the toe end cut off and we plan to offer it in various colors and sizes to fit children and adults.  The hard guards will be located along the front at the top to protect the shin bone and one each side of the ankle to protect the ankle bones.

On October 31, 2007 we entered into a technology assignment agreement with Hakeem Hassan. Mr. Hassan is the inventor of “Ankle Armor”, a product that is intended to protect the ankles and lower legs of a motorcyclist or athlete. Pursuant to the terms of this agreement, Mr. Hassan has assigned all the rights, title and interest to Ankle Armor to us in exchange for consideration of $8,000 and a royalty of 3% of net sales payable on an as earned basis, once per quarter.

Ankle Armor has not yet received patent protection, however, we are in the process of making such an application.  No attempts have been made to manufacture or market Ankle Armor to date. Our plan is to follow the development, manufacture and distribution of Ankle Armor with the acquisition of further protective technologies.  These may include products which provide protection to the elbow, knee, and entire upper and lower body.  As of May 1, 2009, we have not been able to develop our business plan as anticipated due to a lack of financing and a difficult financial climate.  Our management is currently

Products and Markets

Ankle Armor consists of a Lycra ankle brace that is made with a series of foam pads and plastic or Kevlar guards. The brace is shaped like a sock with the toe end cut off and could be offered in various sizes to fit children and adults.  The fabric could also be offered in various colors for an attractive appearance.  The hard guards are located along the front at the top to protect the shin bone and on each side of the ankle to protect the ankle bones.  If desired, a two-piece or three-piece metatarsal guard could also be offered to protect the top of the foot. The guards slide into pockets located on the inside of the brace.  The edges or centre of the shin and metatarsal guards and the center of the ankle guards are uncovered for a stylish appearance and to prevent the fabric from tearing.  For motorcycling, the guards could also be chrome plated to match the motorcycle.

The appealing features of Ankle Armor are its ability to increase the wearer’s comfort and safety.  In many sports, a player is in danger of suffering an injury to his ankle or lower leg.  The Ankle Armor is designed to cover and protect the wearer’s ankles, shins and feet.  An athlete would insert the desired guards and wear the brace under or over his regular socks.  The soft foam padding and hard plastic guards would absorb impact if the wearer’s ankle is stepped on or hit.  This would increase the user’s comfort and injury avoidance.

In addition to its athletic applications, Ankle Armor could also appeal to a motorcyclist or a worker who is in danger of suffering a foot, ankle or lower leg injury. This would eliminate the need to wear heavy protective boots or bulky protective pads.  Ankle Armor would fit comfortably and its lightweight construction would not create the same strain on the user as bulkier protective gear.

Variations

The potential exists for varying the production of Ankle Armor in ways which could make it more appealing to a wider range of end users.  This could include producing the brace and guards in a variety color combinations, sizes, and decorative designs for athletes, motorcyclists and other users.

Producibility

We believe that Ankle Armor could be easily produced using conventional and readily available materials and manufacturing processes.  No new production technology would be required.  The brace would be produced from Lycra so that it stretches to fit comfortably.  The padding would be produced from polyurethane foam.  The guards could be produced from Kevlar fabric or molded from nylon or another similar hard plastic.

Packaging

When we manufacture the Ankle Armor, we will require packaging for the product. Manufacturers and marketers are becoming increasingly aware of the importance of product packaging in developing consumer recognition.  Developing a package for a new product involves numerous considerations. Some packaging concerns include protection, economy, convenience, promotion, and ecology. The first task is to establish a packaging concept, or a definition of what the package should basically be, or do for the particular product. Also, the manufacturer must make decisions regarding the component elements of package design, such as size, shape, materials, color, text and brand mark. The packaging elements must also be guided by decisions on pricing, advertising and other marketing elements.  However, the most important packaging concern is convenience to the customer.  For a product package to be convenient to the consumer, it must be easy to open. With the rise in consumer affluence, consumers are willing to pay more for the convenience, appearance and dependability, and prestige of better packaging.

After a package is designed, it needs to be subjected to engineering tests to ensure that it will stand up under normal conditions, visual tests to ensure that the text is legible and the colors harmonious, dealer tests to ensure that dealers find the package attractive and easy to handle, and consumer tests to determine favorable or unfavorable responses.

At this time, we anticipate that Ankle Armor would be packaged in a cardboard, pressboard box, sized to the product.  The package could have a label printed in one or more colors (including four-color process) on a pressure-sensitive paper stock.  Ideally, the label would not only identify the product but also show its use.

Costs Estimates

A wide range of factors influence the selling price, distribution channel markups, and unit cost of a product. The large number of variables and their fluctuations make it impossible to accurately predict price, markups and cost factors, short of actual manufacture and distribution.

One common approach towards the selection of a possible selling price considers “positioning” of the proposed product relative to other existing products with similar attributes. Price positioning is therefore part of the overall market position and reflects a price which could be in line with the potential perceived value for the proposed product.

Once price or perceived value is estimated, consideration can then be given as to what type of mark up structure could reasonably be used to arrive at such a final selling price, given known or estimated mark up correlations between retailers, wholesalers or distributors, and manufacturers. Management have used a retrospective approach and worked with an estimated selling price to approximate wholesaler markups and manufacturing costs.

For working purposes, we project an estimated pricing structure as follows:

•	Manufacturing costs: $2.50 - $3.75 per pair

•	Wholesale price: $5.00 - $7.50 per pair

•	Retail price: $10.00 - $15.00 per pair

One of the most important factors to consider in the new product development process is the size of the potential market. While few products have universal appeal, it is possible to generally define a broad market to give an indication of its size. Since most products are targeted to specific groups of consumers with specialized interests, it is often possible to segment the market into sub markets. Each submarket differs in its requirements, buying habits, or other critical characteristics.

In our view, the primary market would consist of the motorcycle aftermarket, including the owners / operators of an estimated 6.6 million motorcycles / scooters in the United States (according to the Motorcycle Industry Council “MIC”). These owners spend an aggregate average of $3.9 billion annually on maintenance, repairs, equipment and accessories. On average, motorcycle owners spend $593 per unit for accessories, $180 on motor modifications, $260 for apparel, and $152 for routine maintenance and repairs.

The secondary market for our product would consist of people who play various sports. This group could include, but would not be limited to, the 8 million individuals who play touch or flag football, 5.3 million who play tackle football, and 3.6 million who play both; 4.7 million individuals who ride skateboards; 13.9 million individuals who play soccer; and 4.7 million individuals who participate in martial arts.

The tertiary market would consist of the international market.  Many products today enjoy worldwide distribution. With more liberal trade policies and increased freedom to travel, the interests in foreign markets is bound to increase.

Distribution

Once the potential market targets for a new product have been identified, consideration should be given to identifying the types of outlets where the product could potentially be distributed to those market targets. In obtaining the number of outlets for a particular distribution channel, we utilize information from the economic census, conducted by the Census Bureau, an agency within the US Department of Commerce.  From our review of certain facts and figures originating from the Census Bureau, we think that the following channels represent potential outlets where Ankle Armor could be distributed:

•	Sporting Goods Stores: 50,076

•	Discount / Mass Merchandising Department Stores: 6,378

•	National Chain Department Stores:1,888

•	Conventional Department Stores: 2,100

•	Variety Stores: 14,065

•	Warehouse Clubs and Superstores: 1,530

•	Motorcycle and Motor Scooter Repair and Service Shops: 5,820

•	Motorcycle and Motor Scooter Supply Business: 4,156

In today’s global marketplace, products may be exported in a number of ways: directly by the manufacturer, by wholesalers, by retailers or by other agents. In addition to mainstream retail outlets, we anticipate distributing Ankle Armor by mail order catalogue, Internet commerce, and other in home direct marketing strategies.

Competition

As we will be introducing a new product to the market place, it is imperative that management studies the competitive environment to determine the existence of similar or identical products. On carrying out preliminary research of the market, our management has concluded that the concept of Ankle Armor is unique. We plan to submit a patent application for Ankle Armor. Prior to our acquisition of the rights to Ankle Armor, Hakeem Hassan, the inventor of Ankle Armor, requested the Invention Submissions Convention (“ISC”) to prepare a Basic Information Package on the Ankle Armor. However, there can be no assurance that any of our planned patent application will result in the issuance of a registered patent, or that any patent granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights.

The concept of Ankle Armor is a relatively simple one which involves no new technology. Although our product faces no direct competition at this time that we are aware of, it is very possible that sports manufacturers or the manufacturers of motorcycle equipment will see the same gap in the market that we have, and develop some sort of similar protective leg or foot wear.  In 2002, lawyers conducted a preliminary patentability search for Ankle Armor.  The results of this search indicated 8 other US patents which appear to be similar, or at least relevant to the functional, and / or design features of Ankle Armor.  The search was not an exhaustive one, and was only limited to US patents.  It is very likely that there exist other products in other parts of the world that perform similar functions to Ankle Armor, which are being, or have been, developed, and which may or may not have patent protection. For this reason, our management recognizes the need to keep abreast of developments in this industry.

The competitive environment changes daily, old products disappear, new ones appear. Seasonal trends also influence the availability of products and while a check of the market place may turn up nothing today, a similar product may already be produced or on its way to a distributor. A new product may even be on the drawing board in preparation of actual manufacture and of course there would be no way for us to know its existence.

In addition, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us.  In addition, they may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry.  Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Sources and Availability of Raw Materials

A prototype of Ankle Armor has not yet been made, but if produced, Ankle Armor would consist of a brace which would be produced from Lycra so that it stretches to fit comfortably.  The padding on the brace would be produced form polyurethane foam.  Guards would be fitted to the brace which could be produced from Kevlar fabric or molded from nylon or another similar hard plastic.

Research and Development

Since our inception, we have researched and developed plans for our Ankle Armor invention and we intend to continue this development.  We have spent a total of $8,000 on research and development from our inception to January 31, 2009.  We expect to spend approximately $70,000 in the research and development of our product over the next 12 months.

Intellectual Property

We have not filed for any protection of our trademark. We are in the process of applying for a utility patent for Ankle Armor.

Government Regulations

International Treaties and Regulations. Our operations may be subject to the effects of international treaties and regulations such as the North American Free Trade Agreement. We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization.  Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Exporting Regulations. Our planned export operations may be subject to tariffs imposed on products and quotas imposed by other countries, which our products will be exported into. These countries  may from time to time impose additional new  trade agreements, duties,  tariffs, or other restrictions on their imports or adversely modify existing  restrictions.

Labeling and Advertising Regulations. Labeling and advertising of our products is subject to regulation by the Federal Trade Commission.

Environmental Law Compliance. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with above mentioned regulations and requirements.

Employees

As of May 1, 2009, we have no part time or full time employees. Darrin Zinger, our director works part time as an independent contractor and work in the areas of business development and management. He currently contributes approximately 5 hours a week to us. We currently engage independent contractors in the areas of accounting, auditing and legal services.

Over the next 12 months, we anticipate that we will add approximately 3 part time consultants in the areas of sales and marketing, business development, investor relations and other services.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located at 2292, 800 Fifth Avenue, Suite 4100, Seattle, Washington, 98104. Our telephone number is 206-839-8566.   We pay approximately $200 per month for our office space and receive full fax and telephone service as well as the use of the office space for 16 hours per month.  Our President also occasionally works from home.  We pay $100 per month for the use of our President’s office space pursuant to a consulting agreement entered into with our President.

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against us or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol “PWRX.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on September 19, 2008, but as of May 1, 2009 we have not had any trades in our common stock.

Holders

As of May 1, 2009 there were 36 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available therefore. As of May 1, 2009 we had not declared or paid any dividends, and we do not intend to do so for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of May 1, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any previously unreported sales of unregistered securities from February 1, 2008 to January 31, 2009

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of May 1, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $3,085 in our bank accounts and a working capital deficit of $332 compared to $39,427 cash and working capital of $36,775 as of January 31, 2008. As of January 31, 2009, we had total assets of $3,085 and total liabilities of $3,417.  As of January 31, 2009 we have accumulated a deficit of $102,457.

From October 16, 2007 (date of inception) to January 31, 2009, we raised net proceeds of $102,125 in cash from the issuance of common stock and all other financing activities.  $16,625 was raised during the year ended January 31, 2009 and $85,500 was raised during the period from October 16, 2007 (inception) to January 31, 2008.

We used net cash of $52,967 in operating activities for the year ended January 31, 2009 compared to $46,073 for the period from October 16, 2007 (inception) to January 31, 2008.  The increase is attributed mainly to an increase in accounting, audit and legal costs.  We have used net cash of $99,040 in operating activities from October 16, 2007 (date of inception) to January 31, 2009.

In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

We expect to spend approximately $1,090,000 for further research and development of Ankle Armor and potential acquisitions of other injury protection technologies and businesses. There is no assurance that alternative financing will be available. We have not attained profitable operations and are dependent upon obtaining financing to continue our operations and pursue any planned business activities. We anticipate that we will require significant expenditures of capital over the next 12 months. We are seeking equity financing to provide for the capital required to fully carry out our business plan.

Description	Target completion date or, if not known, number of months to complete	Our cost to complete ($)
Development of Ankle Armor	June 2009	40,000
Development of website	June 2009	5,000
Manufacture initial prototypes	August 2009	10,000
Patent protection application	September 2009	60,000
Setup of a product line and manufacturing	January 2010	550,000
Acquisitions of other injury protection technologies or businesses	April 2010	60,000
Sales and marketing	12 months	100,000
Professional fees (including the expenses of this Prospectus)	12 months	100,000
Consulting expenses	12 months	55,000
Corporate communications and investor relations	12 months	60,000
General and administration expenses	12 months	50,000
Total		1,090,000

As of January 31, 2009 we had cash of $3,085 in our bank accounts.  We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on October 16, 2007 to January 31, 2009. As of January 31, 2009, we had an accumulated deficit of $102,457. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future.  We anticipate that our business will incur substantial losses in the next two years.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on January 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From October 16, 2007 (date of inception) to January 31, 2009, our total expenses were $102,457. The major components of our total expenses since inception to January 31, 2009 consist of: $8,000 for research and development and $94,457 for general and administrative expenses. Our general and administrative expenses consist of bank charges, office maintenance, communication expenses, courier, postage, office supplies, management fees, rent and legal and auditing consulting fees.

Our total expenses increased by $5,007 to $53,732 for the year ended January 31, 2009 from $48,725 for the period from October 16, 2007 (inception) to January 31, 2008. The increase in total expenses was mainly due to increased accounting, audit and legal fees and an increase in the time during which we were operating as we were only incorporated on October 16, 2007.

We did not incur any research and development expenses for the year ended January 31, 2009 compared to $8,000 for the period from October 16, 2007 (inception) to January 31, 2008.

Net Loss

For the year ended January 31, 2009 we incurred net loss of $53,732 compared to $48,725 for the year ended January 31, 2008.  From October 16, 2007 (date of inception) to January 31, 2009, we incurred an aggregate net loss of $102,457. The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as mineral property costs and office expenses.  We incurred net loss of $0.00 per share for the year ended January 31, 2009 and a net loss of $0.00 per share for the period from inception through January 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. From inception through January 31, 2008, $8,000 was expensed as research and development costs.

Stock based compensation

We recognize stock based compensation under SFAS No. 123(R). SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Our accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Item 8.  Financial Statements and Supplementary Data

PROTECWERX INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
January 31, 2009 and January 31, 2008
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Protecwerx Inc.
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Protecwerx Inc. (A Development Stage Company) as of January 31, 2009 and 2008 and the related statements of expenses, cash flows , and stockholders’ equity for the year ended January 31, 2009 and the period from October 16, 2007 (date of inception) through January 31, 2008 and 2009.  These financial statements are the responsibility of the Protecwerx’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Protecwerx Inc. as of January 31, 2009 and 2008 and the results of their expenses and their cash flows for the year ended January 31, 2009 and the period from October 16, 2007 (date of inception) through January 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Protecwerx Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Protecwerx Inc. is in the development stage and is yet to attain profitable operations which raise substantial doubt about the it’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Malone & Bailey, P.C.
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
May 1, 2009

PROTECWERX INC.
(A Development Stage Company)
BALANCE SHEETS
January 31, 2009 and 2008

	2009	2008

ASSETS
Current assets
Cash	$3,085	$39,427
Prepaid fees and expenses	-	2,167

Total current assets	$3,085	$41,594

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT )
Current liabilities
Accounts payable and accrued liabilities	$3,417	$4,819

Stockholders’ Equity ( Deficit)
Preferred Stock, $0.00001 par value; authorized 20,000,000 shares, none issued and outstandingCommon Stock, $0.00001 par value; authorized 180,000,000 shares, issued and outstanding 38,043,000 and 38,014,000 , respectively	380	380
Additional paid in capital	101,745	85,120
Deficit accumulated during development stage	(102,457)	(48,725)

Total stockholders’ equity (deficit)	(332)	36,775

Total liabilities and stockholders’ equity (deficit)	$3,085	$41,594

See summary of accounting policies and notes to financial statements.

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

	Year ended	October 16, 2007 (Date of Inception) to	October 16, 2007 (Date of Inception) to
	January 31, 2009	January 31, 2008	January 31, 2009

Research and development	$-	$8,000	$8,000
General and administrative expenses	53,732	40,725	94,457

Net loss	$(53,732)	$(48,725)	$(102,457)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	n/a

Weighted average number of common shares outstanding	38,040,000	37,615,107	n/a

See summary of accounting policies and notes to financial statements.

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2009	October 16, 2007 (Date of Inception) to January 31, 2008	October 16, 2007 (Date of Inception) to January 31, 2009

Cash Flows From Operating Activities:
Net loss	$(53,732)	$(48,725)	$(102,457)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	2,167	(2,167)	-

Accounts payable and accruedliabilities	(1,402)	4,819	3,417

Net cash used in operating activities	(52,967)	(46,073)	(99,040)

Cash Flows From Financing Activities:
Proceeds from common stock sales	16,625	85,500	102,125

Cash provided by financing activities	16,625	85,500	102,125

Net change in cash	(36,342)	39,427	3,085

Cash, Beginning of Period	39,427	-	-

Cash, End of Period	$3,085	$39,427	$3,085

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See summary of accounting policies and notes to financial statements.

PROTECWERX INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From October 16, 2007 (Date of Inception) to January 31, 2009

	Common Stock		Additional	Deficit Accumulated During Development
	Number	Par Value	Paid-in	Deficit	Total

Common stock issued for cash at initial capitalization- at $0.002	35,000,000	$350	$69,650	$-	$70,000
Common stock issued for cash pursuant to private Placements - at $0.004	3,000,000	30	11,970	-	12,000
Common stock issued pursuant to private placements for cash - at $0.25	14,000	-	3,500	-	3,500
Net loss	-	-	-	(48,725)	(48,725)

Balance, January 31, 2008	38,014,000	380	85,120	(48,725)	36,775

Common stock issued for cash pursuant to private placements – at $0.25	16,500	-	4,125	-	4,125
Common stock issued pursuant to private placements for cash – at $1.00	12,500	-	12,500	-	12,500
Net loss	-	-	-	(53,732)	(53,732)

Balance, January 31, 2009	38,043,000	$380	$101,745	$(102,457)	$(332)

See summary of accounting policies and notes to financial statements.

Protecwerx Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1  Description of Business and Significant Accounting Policies

Protecwerx Inc. (“Protecwerx”) was incorporated in the State of Nevada on October 16, 2007.  Protecwerx intends to develop, manufacture and sell protective clothing devices for the general public and specifically operators of recreational vehicles.

At January 31, 2009, substantially all of Protecwerx’s assets and operations are located and conducted in Canada.

Summary of Significant Accounting Policies

a) Development Stage

Protecwerx is a development stage company as defined in Financial Accounting Standards (“FAS”) No. 7, as it is devoting substantially all of its efforts to developing markets for its product and there have been no significant revenues from planned principal operations from inception through January 31, 2009.  Consequently accumulated amounts are shown from the commencement of this development stage, October 16, 2007.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

c) Cash and Cash Equivalents

For statement of cash flows purposes, Protecwerx considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d)  Revenue Recognition

Protecwerx recognizes revenue in accordance with the criteria outlined in the Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition.  Revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  As of January 31, 2009, Protecwerx had no revenues.

e)  Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. From inception through January 31, 2009, $8,000 was expensed as research and development costs.

f)  Income Taxes

Protecwerx uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 31, 2007, Protecwerx implemented the FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.

g) Basic Loss Per Share

Protecwerx reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  At January 31, 2009, Protecwerx had no outstanding common stock equivalents.

h) Stock based compensation

Protecwerx recognizes stock based compensation under SFAS No. 123(R). SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Protexwerx accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

i)  Currency Translation

Protecwerx’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Protecwerx has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.  As of January, foreign currency translations were nominal.

Note 2  Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Protecwerx will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Protecwerx be unable to continue as a going concern.  At January 31, 2009, Protecwerx had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about Protecwerx’s ability to continue as a going concern.  Protecwerx’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3  Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2009, the Company incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by The Company’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $102,000 at January 31, 2009.

At January 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets	$15,300	$7,309
Net operating losses	(15,300)	(7,309)
Less: valuation allowance

Net deferred tax assets	$-	$-

Note 4 Related Party Transactions

(a)	On October 16, 2007, the Company issued 30,000,000 shares of common stock to the President of the Company at $0.002 per share for cash proceeds of $60,000.

(b)	On October 16, 2007, the Company issued 5,000,000 shares of common stock to the spouse of the President of the Company at $0.002 per share for cash proceeds of $10,000.

(c)	Starting in September 08, the Company’s president received a salary of $400 per month for a total paid or accrued during the year ended January 31, 2009 of $2,000.

(d)	Starting in September 08, the Company paid $100 per month for the use of office space at the Company’s president’s residence for a total paid or accrued during the year ended January 31, 2009 of $500.

Note 5 Common Stock

(a)	On October 16, 2007, the Company issued 30,000,000 shares of common stock to the President of the Company at $0.002 per share for cash proceeds of $60,000.

(b)	On October 16, 2007, the Company issued 5,000,000 shares of common stock to the spouse of the President of the Company at $0.002 per share for cash proceeds of $10,000.

(c)	On October 30, 2007 the Company issued 3,000,000 shares of common stock to a non-US person at $0.004 per share for cash proceeds of $12,000.

(d)	In December 2007 the Company issued 14,000 shares of common stock to non-US people at $0.25 per share for proceeds of $3,500.

(e)	During March 2008, the Company sold 16,500 shares of common stock at $.25 a share for total proceeds of $4,125.

(f)	During April 2008, the Company sold 12,500 shares of common stock at $1.00 a share for total proceeds of $12,500.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended January 31, 2009, there have been no changes in or disagreements with our principal independent accountants.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

During the quarter ended January 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our sole executive officer and director of as of May 1, 2009.

Name	Age	Position
Darrin Zinger	44	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Our sole director will serve as a director until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of our Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Biography

Darrin Zinger, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Darrin Zinger has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since September 13, 2008.

Mr. Zinger obtained a Bachelor of Arts degree in law and accounting from Kingston University in London, England in 1998, after playing 14 years of professional hockey in Europe.  He was an Assistant Controller with Essential Software Solutions, a private software company, from 1999 to 2001 and then a tax associate with PricewaterhouseCoopers from 2001 to 2003.  From 2004 to 2008 Mr. Zinger was the President and Director of Palomino Resources Inc. and from 2006 to 2008 he was the C.O.O. and Director of Walking Horse Energy Inc. He has been an independent businessman since 2008.

Board of Directors and Director Nominees

Our sole officer and director, Darrin Zinger, is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Significant Employees

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a).  As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation

The following table sets forth, as of January 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Jerry Boyd (2)	2007	0	0
	2008	0	0
Darrin Zinger (3)	2008	1,600 (4)	1,600

(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)
Jerry Boyd was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director from inception on October 16, 2007 to September 13, 2008.

(3)	Darrin Zinger has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director since September 13, 2008.

(4)	Consists of a monthly fee of $400 for management services paid pursuant to the terms of a consulting agreement.

We have made no grants of stock options or stock appreciation rights from October 16, 2007 (inception) to January 31, 2009.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

Change of Control

As of May 1, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 1, 2009 by: (i) each of our directors, (ii) each of our named executive officers, and (iii) owners of 5% or more of our common stock. There was no other person or group known by us to beneficially own more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, the persons listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#) (1)	Percent of Class (%) (2)
Common Shares	Jerry Boyd (3) 2292 West 49th Ave Vancouver, BC V6M 2T9 Canada	35,000,000 (4)	92
	All Officers and Directors as a Group	35,000,000	92
Common Shares	Samson Chang 7347 Queenston Court Burnaby, BC V5A 3M5 Canada	3,000,000	8

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 38,043,000 issued and outstanding shares of our common stock as of May 1, 2009.

(3)	Jerry Boyd was our director, President, CEO, CFO, PAO, Secretary and Treasurer from October 16, 2007 to September 13, 2008.

(4)	Includes 30,000,000 shares owned by Jerry Boyd and 5,000,000 owned by his wife, Francine Boyd.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Pursuant to a consulting agreement between us and Darrin Zinger, our sole director and officer, entered into on September 13, 2008, Ms. Williams will provide all services expected from a director and Chief Executive Officer of a company.  The agreement is effective as of September 13, 2008 and continues until terminated by either Mr .Zinger or the Company.

Mr. Zinger will receive a monthly base salary which will depend on the success he has promoting and selling our Ankle Armor technology. Mr. Zinger shall be paid according to the following schedule:

•	a monthly fee of $400;

•	a monthly fee of $1,400 if the Company sells an aggregate of 5,000 units of its Ankle Armor product;

•	a monthly fee of $4,900 if the Company sells an aggregate of 50,000 units of its Ankle Armor product; or

•	a monthly fee of $14,900 if the Company sells an aggregate of over 500,000 units of its Ankle Armor product

During the year ended January 31, 2009, we had not entered into any other transactions with our sole officer and director, our former sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended January 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Malone & Bailey, P.C.
Period from October 16, 2007 to January 31, 2008

Audit fees	$12,480
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$12,480

Malone & Bailey, P.C.
Period from February 1, 2008 to January 31, 2009

Audit fees	$8,410
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$8,410

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See our Financial Statements set forth on page F-1 of this annual report.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Consulting Agreement between the Company and Darrin Zinger dated September 13, 2008. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC on September 15, 2008 as an Exhibit to our Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECWERX INC.

Date: May 1, 2009	By:	/s/ Darrin Zinger
Darrin Zinger
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Darrin Zinger	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	May 1, 2009
Darrin Zinger