Form 10-Q
period 2009-04-30
Protecwerx Inc.
filed 2009-06-15
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-150952

Protecwerx Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Fifth Avenue, Suite 4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 839-8566
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 2009, the registrant had 38,043,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Protecwerx Inc. (the “Company”, “Protecwerx”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Protecwerx Inc.
(A Development Stage Company)
April 30, 2009
(Unaudited)

PROTECWERX INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30, 2009	January 31, 2009

ASSETS
Current Assets
Cash	$5,629	$3,085

Total Current Assets	$5,629	$3,085

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$2,346	$3,417
Related Party Loan	10,000	-
	12,346	3,417
Stockholder's Deficit
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock $0.00001 par value; authorized
180,000,000 shares; 38,043,000 issued and outstanding	380	380
Additional Paid-In Capital	101,745	101,745
Deficit accumulated during development stage	(108,842)	(102,457)

Total Stockholders' Deficit	(6,717)	(332)

Total Liabilities and Stockholder's Deficit	$5,629	$3,085

The accompanying notes are an integral part of these financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			October 16, 2007
	Three months ended		(Date of Inception)
	April 30, 2009	April 30, 2008	to April 30, 2009

Costs and expenses
Research and development	$-	$-	$8,000
General and administrative	6,385	19,984	100,842

Net loss	$(6,385)	$(19,984)	$(108,842)

Basic and diluted loss per share	$(0.00)	$(0.00)	n/a

Weighted average number of shares outstanding	38,043,000	38,026,244	n/a

The accompanying notes are an integral part of these financial statements

PROTECWERX INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		October 16, 2007 (Date of Inception) to
	April 30, 2009	April 30, 2008	April 30, 2009

Cash Flows From Operating Activities:

Net loss	$(6,385)	$(19,984)	$(108,842)
Adjustments to reconcile net loss to net used in operating activities:
Prepaids	-	167	-
Accounts payable and accrued
liabilities	(1,071)	9,859	2,346

Net cash used in operating activities	(7,456)	(9,958)	(106,496)

Cash Flows From Financing Activities:
Proceeds from related party loan	10,000	-	10,000
Proceeds from common stock sales	-	15,625	102,125

Cash provided by financing activities	10,000	15,625	112,125

Net change in cash	2,544	5,667	5,629

Cash, Beginning of Period	3,085	39,427	-

Cash, End of Period	$5,629	$45,094	$5,629

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Protecwerx Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1           Basis of Presentation

The accompanying unaudited interim financial statements of Protecwerx, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Protecwerx's 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Note 2           Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

Note 3           Related Party Transactions

  During the quarter ended April 30, 2009 the former officer and current shareholder loaned the company $10,000.  The loan is non-interest bearing and has no repayment terms.

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

Business Overview

We plan to acquire, develop, manufacture and distribute recreational injury protection products through a variety of distribution channels. Our first product is Ankle Armor. We intend to patent, manufacture, distribute and sell Ankle Armor over the next 12 months. Ankle Armor consists of a Lycra ankle brace that includes a series of foam pads and plastic or Kevlar guards. The brace will be shaped like a sock with the toe end cut off and we plan to offer it in various colors and sizes to fit children and adults. The hard guards will be located along the front at the top to protect the shin bone and on each side of the ankle to protect the ankle bones.

We are a development stage company that has only recently begun operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2010. We intend to generate revenues from the sale of Ankle Armor. To date, we have relied on the sale of equity securities and capital from outside sources to finance our operations.

Results of Operations for the Period From October 16, 2007 (Date of Inception) to April 30, 2009 and for the Three Months Ended April 30, 2009

Our results of operations are summarized below:

	Three Months Ended April 30, 2009 ($)	Three Months Ended April 30, 2008 ($)	October 16, 2007 (Date of Inception) to April 30, 2009 ($)
Costs and Expenses	6,385	19,984	108,842
Net Loss	(6,385)	(19,984)	(108,842)
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	n/a
Weighted Average Shares Outstanding	38,043,000	38,026,244	n/a

We have had limited operations from our inception on October 16, 2007 to April 30, 2009 and we have not generated any revenues. From our inception on October 16, 2007 to April 30, 2009 we incurred total expenses of $108,842, including $8,000 in research and development and $100,842 in general and administrative expenses.

For the three months ended April 30, 2009 we incurred a net loss of $6,385. During the same period in fiscal 2008 we incurred a net loss of $19,984. Our net loss per share did not change during these periods.

Our total operating expenses for the three months ended April 30, 2009 were $6,385. During the same period in fiscal 2008 our operating expenses were $19,984. Our total operating expenses consisted entirely of general and administrative expenses during these periods.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

The decrease in our operating expenses for the three months ended April 30, 2009 was primarily due to a decrease in our professional fees.

Liquidity and Capital Resources

As of April 30, 2009 we had cash of $5,629 in our bank accounts and a working capital deficit of $6,717. Our accumulated deficit from our inception on October 16, 2007 to April 30, 2009 was $108,842 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $108,842 from our inception on October 16, 2007 to April 30, 2009 was funded primarily through equity financing. From our inception on October 16, 2007 to April 30, 2009 we raised gross proceeds of $102,125 from the sale of our common stock.

From our inception on October 16, 2007 to April 30, 2009 we spent net cash of $106,496 on operating activities. For the three months ended April 30, 2009 we spent net cash of $7,456 on operating activities, compared to net cash spending of $9,958 on operating activities during the same period in fiscal 2008. The decrease in expenditures on operating activities for the three months ended April 30, 2009 was primarily due to a decrease in our professional fees.

From our inception on October 16, 2007 to April 30, 2009 we received net cash of $112,125 from financing activities. During the three months ended April 30, 2009 we received net cash of $10,000 from financing activities, compared to net cash received of $15,625 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the three months ended April 30, 2009 was solely due to a reduction in proceeds from the sale of our common stock.

Our cash level decreased by $2,544 for the three months ended April 30, 2009.

Over the next 12 months we expect to spend approximately $1,090,000 on further researching and developing Ankle Armor and on potential acquisitions of other injury protection technologies and businesses. We have not attained profitable operations and are dependent upon obtaining financing to continue our operations and pursue our planned business activities. There is no assurance that any such financing will be available.

We anticipate that we will incur significant expenditures of capital over the next 12 months, and we are seeking equity financing to provide for the capital required to fully carry out our business plan.

Our planned expenses for the next 12 months (beginning June 2009) are summarized in the table below:

Description	Target completion date or, if not known, number of months to complete	Our cost to complete ($)
Development of Ankle Armor	September 2009	40,000
Development of website	September 2009	5,000
Manufacture initial prototypes	October 2009	10,000
Patent protection application	December 2009	60,000
Setup of a product line and manufacturing	January 2010	550,000
Acquisitions of other injury protection technologies or businesses	April 2010	60,000
Sales and marketing	12 months	100,000
Professional fees	12 months	100,000
Consulting expenses	12 months	55,000
Corporate communications and investor relations	12 months	60,000
General and administration expenses	12 months	50,000
Total		1,090,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $1,090,000 for the next 12 months beginning January 2009. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing.

If our cash flow improves through these efforts, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Future Financings

Our financial statements for the three months ended April 30, 2009 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from the sale of Ankle Armor or any other product or technology we develop. Accordingly, we are dependent upon obtaining outside financing to carry out our business plan.

Of the $1,090,000 we require for the next 12 months, we had approximately $5,600 in cash as of April 30, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $1,084,400) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on product development, manufacturing, and sales and marketing so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protecwerx Inc.
(Registrant)

/s/ Darrin Zinger
Date: June 15, 2009	Darrin Zinger
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director