Form 10-Q
period 2009-07-31
Protecwerx Inc.
filed 2009-09-16
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-150952

China Media Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12/F, Block D, Chang An Guo Ji
No. 88 Nan Guan Zheng Street
Beilin District, Xi'an City, Shaan'xi Province
China - 710068
(Address of principal executive offices)

(86) 298765-1114
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 14, 2009, the registrant had 39,743,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
(A Development Stage Company)
July 31, 2009
(Unaudited)

Financial Statement Index

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31, 2009	January 31, 2009

ASSETS

Current assets
Cash	$1,871	$3,085
Prepaid fees and expenses	-	-

Total current assets	$1,871	$3,085

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,016	$3,417

Stockholder’s Deficit
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
180,000,000 shares, issued and outstanding 39,743,000 and 38,043,000, respectively	397	380
Additional paid in capital	166,728	101,745
Deficit accumulated during development stage	(167,270)	(102,457)

Total stockholders’ deficit	(145)	(332)

Total liabilities and stockholder’s deficit	$1,871	$3,085

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					October 16,
					2007 (Date of
	Three months ended		Six months ended		Inception) to
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009

Expenses
Research and development	$-	$-	$-	$-	$8.000
General and administrative	58,428	15,320	64,813	35,304	159,270

Net loss for the period	$(58,428)	$(15,320)	$(64,813)	$(35,304)	$(167,270)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted average number of shares outstanding	38,152,890	38,043,000	38,098,249	38,034,690	N/A

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			October 16,
			2007 (Date of
	Six months ended		Inception) to
	July 31,		July 31,
	2009	2008	2009

Cash Flows used in Operating Activities
Net loss	$(64,813)	$(35,304)	$(167,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes:
Prepaid expenses		2,167
Accounts payable and accrued liabilities	(1,401)	2,771	2,016

Net cash used in operating activities	(66,214)	(30,366)	(165,254)

Financing Activities
Proceeds from Related Party Loan	10,000		10,000
Principal payments on Related Party Loan	(10,000)		(10,000)
Proceeds on sale of common stock	65,000	16,625	167,125

Net cash provided by financing activities	65,000	16,625	167,125

Net change in cash	(1,214)	(13,741)	1,871

Cash, beginning of the period	3,085	39,427	-

Cash, end of the period	$1,871	$25,686	$1,871

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
Notes to the Interim Financial Statements

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements of China Media Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in China Media’s 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Recent Accounting Pronouncement

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through September 14, 2009, the date the Company issued these financial statements

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
Notes to the Interim Financial Statements

Note 3 Related Party Transactions

(a)
During the six months ended July 31, 2009, the former company president and shareholder loaned the company $10,000.  The loan is non-interest bearing and has no repayment terms.  This loan was repaid in full on July 7, 2009.

(b)	On July 31, 2009, the Company cancelled 23,000,000 shares of common stock held by the former president of the Company Jerry Boyd as part of a share financing agreement.

(c)	On July 6, 2009, the Company cancelled 5,000,000 shares of common stock held by the spouse of the former president of the Company as part of the financing agreement with Fullead Overseas Limited.

Note 4 Common Stock

(a)	On July 7, 2009, the Company sold 32,500,000 shares of common stock at $.002 a share for total proceeds of $65,000.

(b)	On July 6, 2009, the Company cancelled 5,000,000 shares of common stock held by the spouse of the former president of the Company as part of the financing agreement with Fullead Overseas Limited.

(c)	On July 6, 2009, the Company cancelled 23,000,000 shares of common stock held by the former president of the Company as part of the financing agreement with Fullead Overseas Limited.

(d)	On July 6, 2009, the Company cancelled 2,800,000 shares of common stock held by Samson Chang as part of the financing agreement with Fullead Overseas Limited.

Note 5 Subsequent Events

On August 8, 2009 the company changed its name from Protecwerx, Inc to China Media Inc. The change was voted and approved by majority holders of the Company’s common stock, and adopted by the Board of Directors of the Company.

Note 6 Changes in Management Control

On July 7, 2009 the Company accepted Darrin Zinger’s resignation from all of his officer and director positions with the Company.  Additionally, pursuant to the terms of an agreement with Fullead Overseas Limited, the Company was also required to cancel 30,800,000 shares of its common stock held by its other shareholders and appoint new directors and officers to serve as the board of directors and management of the Company.   In Darrin Zinger’s place, the Company appointed: Dean Li as the Company’s director, President, Chief Executive Officer and Secretary; Ying Xue as the Company’s Chief Financial Officer, Principal Accounting Officer and Treasurer;  Bin Li as the Company’s director; and Shengli Liu as the Company’s director.

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

Results of Operations

Our results of operations are summarized below:

	Three Months Ended July 31, 2009 ($)	Three Months Ended July 31, 2008 ($)	Six Months Ended July 31, 2009 ($)	Six Months Ended July 31, 2008 ($)	October 16, 2007 (Date of Inception) to July 31, 2009 ($)
Costs and Expenses	58,428	15,320	64,813	35,304	167,270
Net Loss	58,428	15,320	64,813	35,304	167,270
Net Loss per Share –Basic and Diluted	0.00	0.00	0.00	0.00	N/A
Weighted Average Shares Outstanding	38,152,890	38,043,000	38,098,249	38,034,690	N/A

Results of Operations for the Period From October 16, 2007 (Date of Inception) to July 31, 2009 and for the Three Months Ended July 31, 2009

We have had limited operations from our inception on October 16, 2007 to July 31, 2009 and we have not generated any revenues. From our inception on October 16, 2007 to July 31, 2009 we incurred total expenses of $167,270, including $8,000 in research and development and $159,270 in general and administrative expenses.

For the three months ended July 31, 2009 we incurred a net loss of $58,428. During the same period in 2008 we incurred a net loss of $15,320. Our net loss per share did not change during these periods.  Our total operating expenses for the three months ended July 31, 2009 were $58,428. During the same period in 2008 our operating expenses were $15,320. The increase in net loss and expenses resulted from higher professional fees associated with the change of control transaction which occurred on July 7, 2009.
Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Six Months Ended July 31, 2009

We did not generate any revenues during the six months ended July 31, 2009.

For the six months ended July 31, 2009 we incurred a net loss of $64,813. During the same period in 2008 we incurred a net loss of $35,304.  Our total operating expenses for the six months ended July 31, 2009 were $64,813. During the same period in 2008 our operating expenses were $35,304. Our total operating expenses consisted entirely of general and administrative expenses during these periods. The increase in net loss and expenses resulted from higher professional fees associated with the change of control transaction which occurred on July 7, 2009.

Liquidity and Capital Resources

As of July 31, 2009 we had cash of $1,871 in our bank accounts and a working capital deficit of $145. Our accumulated deficit from our inception on October 16, 2007 to July 31, 2009 was $167,270 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $167,270 from our inception on October 16, 2007 to July 31, 2009 was funded primarily through equity financing. From our inception on October 16, 2007 to July 31, 2009 we raised gross proceeds of $167,125 from the sale of our common stock.

From our inception on October 16, 2007 to July 31, 2009 we spent net cash of $165,254 on operating activities. For the six months ended July 31, 2009 we spent net cash of $66,214 on operating activities, compared to net cash spending of $30,366 on operating activities during the same period in 2008. The increase in cash expenditures on operating activities for the six months ended July 31, 2009 was primarily due to an increase in our professional fees resulting from the change of control transaction which took place on July 7, 2009.

From our inception on October 16, 2007 to July 31, 2009 we received net cash of $167,125 from financing activities. During the six months ended July 31, 2009 we received net cash of $65,000 from financing activities, compared to net cash received of $16,625 from financing activities during the same period in fiscal 2008. The increase in cash from financing activities was due to higher issuances of our common stock during the period in 2009.

Our cash level decreased by $1,214 for the six months ended July 31, 2009.

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

We have recently changed our name to China Media Inc. in anticipation of a potential change in business focus.  However, at this time, we are continuing the anticipated development of our Ankle Armor product.  Our planned expenses for the next 12 months (beginning September 2009) are summarized in the table below.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $1,090,000 for the next 12 months beginning September 2009. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing.

If our cash flow improves through these efforts, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Future Financings

Our financial statements for the six months ended July 31, 2009 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues from the sale of Ankle Armor or any other product or technology we develop. Accordingly, we are dependent upon obtaining outside financing to carry out our business plan.

Of the $1,090,000 we require for the next 12 months, we had approximately $1,871 in cash as of July 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and any consultants we may hire to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment filed with the Nevada Secretary of State on August 6, 2009. (1)
10.1	Share Purchase Agreement with Fullead Overseas Limited dated July 7, 2009. (2)
10.2	Share Cancellation Agreement with Jerry Boyd dated July 6, 2009. (2)
10.3	Share Cancellation Agreement with Francine Boyd dated July 6, 2009. (2)
10.4	Share Cancellation Agreement with Samson Chang dated July 6, 2009. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Originally filed as an exhibit to our Current Report on Form 8-K on August 14, 2009
(2)	Originally filed as an exhibit to our Current Report on Form 8-K on July 10, 2009

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Inc.
(Registrant)

/s/ Dean Li
Date: September 16, 2009	Dean Li
President, Chief Executive Officer

/s/ Ying Xue
Date: September 16, 2009	Ying Xue
Chief Financial Officer, Principal Accounting Officer