Form 10-Q
period 2009-10-31
CHINA MEDIA INC.
filed 2009-12-14
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2009, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
(A Development Stage Company)
October 31, 2009
(Unaudited)

Financial Statement Index

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2009	2009

ASSETS

Current assets
Cash	$355	$3,085
Prepaid fees and expenses	-	-

Total current assets	$355	$3,085

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable related party	$600	$-
Accounts payable and accrued liabilities	500	3,417

Total current liabilities	1,100	3,417

Stockholder’s Deficit
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
180,000,000 shares, issued and outstanding 39,743,000 and 38,043,000, respectively	397	380
Additional paid in capital	166,728	101,745
Deficit accumulated during development stage	(167,870)	(102,457)

Total stockholders’ deficit	(745)	(332)

Total liabilities and stockholder’s deficit	$355	$3,085

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					October 16,
					2007 (Date of
	Three months ended		Nine months ended		Inception) to
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Expenses
Research and development	$-	$-	$-	$-	$8,000
General and administrative	600	7,681	65,413	42,985	159,870

Net loss for the period	$(600)	$(7,681)	$(65,413)	$(42,985)	$(167,870)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,743,000	38,043,000	38,652,524	38,037,480

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
(formerly PROTECWERX INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			October 16,
			2007 (Date of
	Nine months ended		Inception) to
	October 31,		October 31,
	2009	2008	2009

Cash Flows used in Operating Activities
Net loss	$(65,413)	$(42,985)	$(167,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses		2,167
Accounts payable and accrued liabilities	(2,917)	(229)	500

Net cash used in operating activities	(68,330)	(41,047)	(167,370)

Financing Activities
Proceeds on sale of common stock	65,000	16,625	167,125
Proceeds from related party loan	10,600		10,600
Principal payments on related party loan	(10,000)		(10,000)

Net cash provided by financing activities	65,600	16,625	167,725

Net change in cash	(2,730)	(24,442)	355

Cash, beginning of the period	3,085	39,427	-

Cash, end of the period	$355	$15,005	$355

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

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

Effective for the quarter ended July 31, 2009, the Company implemented ASC 855 , Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after October 31, 2009 up through December 10, 2009, the date the Company issued these financial statements

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

Note 3 Related Party Transactions

(a) During the nine months ended October 31, 2009, the former company president and shareholder loaned the company $10,000.  The loan is non-interest bearing and has no repayment terms.  This loan was repaid in full on July 7, 2009.

(b)  On October 5, 2009, China Media loaned the company $600 during the period ending October 31, 2009. This loan is non-interest bearing and has no repayment terms.

(c)  On July 31, 2009, the Company cancelled 23,000,000 shares of common stock held by the former president of the Company Jerry Boyd as part of a share financing agreement.

(d)  On July 6, 2009, the Company cancelled 5,000,000 shares of common stock held by the spouse of the former president of the Company as part of the financing agreement with Fullead Overseas Limited.

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

Note 5 Changes in Management Control

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

Note 6 Subsequent Events

On November 30, 2009 we purchased Vallant Pictures Entertainment Co., Ltd., a company incorporated in the British Virgin Islands (“Vallant”) for 7,000 common shares to Bin Li, our Director and the former sole shareholder of Vallant.  Mr. Li is the beneficial owner of 2,000,000 additional shares of our common stock.

Vallant has entered into a series of contractual obligations with Xi’An TV Media Co., Ltd., a company incorporated in the People’s Republic of China (“Xi’An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi’An TV.

We had 39,743,000 shares of our common stock issued and outstanding before the purchase of Vallant.

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

Reverse Merger

On November 30, 2009 we completed the acquisition of Vallant Pictures Entertainment Co., Ltd. (“Vallant”) through the issuance of 7,000 shares of our common stock in a share exchange transaction.  The acquisition was accounted for as a reverse merger due to a number of transactions associated with the acquisition of Vallant, including the acquisition of 32,500,000 shares of our common stock by Fullead Overseas Limited, which resulted in a change of control and a change of business.  Due to the accounting treatment of the reverse merger, this quarterly report will be the final financial statement disclosure which will reflect our financial condition prior to the closing of the acquisition of Vallant.

Starting with the periodic report for the quarter in which the share exchange was completed, we will file annual and quarterly reports based on the June 30 fiscal year end of Vallant.  Such financial statements will depict the operating results of Vallant, including the acquisition of China Media Inc., from Vallant’s inception on May 23, 2007.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended October 31, 2009 ($)	Three Months Ended October 31, 2008 ($)	Nine Months Ended October 31, 2009 ($)	Nine Months Ended October 31, 2008 ($)	October 16, 2007 (Date of Inception) to October 31, 2009 ($)
Expenses	600	7,681	65,413	42,985	167,870
Net Loss	600	7,681	65,413	42,985	167,870
Net Loss per Share –Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	39,743,000	38,043,000	38,652,524	38,037,480	-

Results of Operations for the Period From October 16, 2007 (Date of Inception) to October 31, 2009 and for the Nine Months Ended October 31, 2009

We have had limited operations from our inception on October 16, 2007 to October 31, 2009 and we have not generated any revenues. From our inception on October 16, 2007 to October 31, 2009 we incurred total expenses of $167,870, including $8,000 in research and development and $159,870 in general and administrative expenses.

For the three months ended October 31, 2009 we incurred a net loss of $600. During the same period in 2008 we incurred a net loss of $7,681. Our net loss per share did not change during these periods at 0.00 per share.  Our total operating expenses for the three months ended October 31, 2009 were $600. During the same period in 2008 our operating expenses were $7,681. The decrease in net loss and expenses resulted from our lack of activity as we were preparing for the change of business associated with the reverse merger transaction completed on November 30, 2009.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Nine Months Ended October 31, 2009

We did not generate any revenues during the nine months ended October 31, 2009.

For the nine months ended October 31, 2009 we incurred a net loss of $65,413. During the same period in 2008 we incurred a net loss of $42,985.  Our total operating expenses for the nine months ended October 31, 2009 were $65,413. During the same period in 2008 our operating expenses were $42,985. Our total operating expenses consisted entirely of general and administrative expenses during these periods. The increase in net loss and expenses resulted from higher professional fees associated with the change of control and change of business transactions undertaken during the nine months ended October 31, 2009.

Liquidity and Capital Resources

As of October 31, 2009 we had cash of $355 in our bank accounts and a working capital deficit of $745. Our accumulated deficit from our inception on October 16, 2007 to October 31, 2009 was $167,870 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $167,870 from our inception on October 16, 2007 to October 31, 2009 was funded primarily through equity financing. From our inception on October 16, 2007 to October 31, 2009 we raised gross proceeds of $167,125 from the sale of our common stock, $10,600 as proceeds from related party loans, and repaid $10,000 of those loans.

From our inception on October 16, 2007 to October 31, 2009 we spent net cash of $167,370 on operating activities. For the nine months ended October 31, 2009 we spent net cash of $68,330 on operating activities, compared to net cash spending of $41,047 on operating activities during the same period in 2008. The increase in cash expenditures on operating activities for the nine months ended October 31, 2009 was primarily due to an increase in our professional fees resulting from the change of control and business transactions which took place during the nine months ended October 31, 2009.

From our inception on October 16, 2007 to October 31, 2009 we received net cash of $167,725 from financing activities. During the nine months ended October 31, 2009 we received net cash of $65,600 from financing activities, compared to net cash received of $16,625 from financing activities during the same period in fiscal 2008. The increase in cash from financing activities was due to higher issuances of our common stock during the period in 2009.

Our cash level decreased by $2,730 during the nine months ended October 31, 2009.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months (beginning December 2009) will be approximately $11,150,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	300,000
Film and television series development costs	12 months	8,500,000
Marketing and advertising	12 months	300,000
Investor relations and capital raising	12 months	150,000
Management and operating costs	12 months	250,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	1,500,000
General and administrative expenses	12 months	50,000
Total		11,150,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings.  If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

Share Cancellations

On July 7, 2009 we entered into an agreement with Fullead Overseas Limited, a company over which Bin Li, our Director, has sole voting and investment power, to issue Fullead 32,500,000 shares of our common stock at a price of $0.002 for cash proceeds of $65,000.  Pursuant to the terms of this agreement, we were required to enter into share cancellation agreements with holders of 30,800,000 shares of our issued and outstanding common stock and appoint new directors and officers to serve as our Board of Directors and management.  The details of the share cancellations were disclosed in a Current Report on Form 8-K filed with the SEC on July 7, 2009.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement with Vallant Pictures Entertainment Co., Ltd., dated September 16, 2009 (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Originally filed as an exhibit to our Current Report on Form 8-K on September 18, 2009

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Inc.
(Registrant)

/s/ Dean Li
Date: December 14, 2009	Dean Li
President, Chief Executive Officer

/s/ Ying Xue
Date: December 14, 2009	Ying Xue
Chief Financial Officer, Principal Accounting Officer