Form 10-Q
period 2009-12-31
CHINA MEDIA INC.
filed 2010-02-16
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(86) 298765-1114
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2010, the registrant had 39,750,000 shares of common stock outstanding.

   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
December 31, 2009
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 (Unaudited)	F1
Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008 (Unaudited)	F2
Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 (Unaudited)	F3
Notes to the Consolidated Financial Statements (Unaudited)	F4

CHINA MEDIA, INC.
Consolidated Balance Sheets
December 31, 2009
(Unaudited)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash	$4,764	$3,375,449
Accounts receivable, net of allowance of $35,724 and $35,724, respectively	1,505,396	1,526,497
Notes receivable	2,985, 345	-
Total current assets	4,495,505	4,901,946

Fixed assets, net	83,973	109,213
Intangible assets, net	61,614	67,404
Other assets	73,350	73,265
Assets held for sale	-	1,172,240
Film costs	2,062,602	594,912

Total assets	$6,777,044	$6,918,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171,247	$171,097
Accrued liabilities	4,683	5,003
Short term debt	-	117,224
Due to related parties	197,703	67,887

Total current liabilities	373,633	361,211

Stockholders’ equity
Common Stock, $0.00001 par value—authorized, 180,000,000 shares; issued, 39,750,000 and 39,743,000; outstanding, 39,750,000 and 39,743,000	398	397
Additional paid-in capital	8,753,202	8,747,335
Accumulated other comprehensive income	754,951	749,609
Accumulated deficit	(5,214,216)	(5,109,180)
Total Vallant Pictures Entertainment Co., Ltd stockholders' equity	4,294,335	4,388,161
Non-controlling interest	2,109,076	2,169,608
Total stockholders’ equity	6,403,411	6,557,769

Total liabilities and stockholders’ equity	$6,777,044	$6,918,980

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue	$1,173,067	$-	$1,173,067	$-
Cost of revenues	1,173,067	-	1,173,067	-
Gross profit	-	-	-	-

Selling, general and administrative	111,870	62,231	136,541	107,434
Depreciation and amortization expense	15,621	18,058	31,221	36,803
Total operating expenses	127,491	80,289	167,762	144,237

Net loss	(127,491)	(80,289)	(167,762)	(144,237)
Less: Net loss attributable to non-controlling interest	47,668	30,020	62,726	53,930
Net loss attributable to Vallant Pictures Entertainment Co., Ltd	(79,823)	(50,269)	(105,036)	(90,307)

Other comprehensive income (loss)
Foreign currency translation	6,524	(4,908)	5,342	2,336

Comprehensive loss	(120,967)	(85,197)	(162,420)	(141,901)
Less: comprehensive loss attributable to non-controlling interest	47,668	30,020	62,726	53,930
Comprehensive loss attributable to Vallant Pictures Entertainment Co., Ltd	$(73,299)	$(55,177)	$(99,694)	$(87,971)

Net loss per share basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding basic and diluted	39,750,000	39,743,000	39,750,000	39,743,000

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31
	2009	2008
Operating activities:
Net loss	$(167,762)	$(144,237)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	25,240	25,292
Amortization expense - intangible	5,790	12,250
Contributed Rent	5,868	5,842
Changes in operating assets and liabilities:
Accounts receivable	(96,123)	17,132
Prepaid expenses and other current assets	-	16,638
Film costs	(293,400)	-
Accrued expenses	(320)	(3,985)

Net cash provided by (used in) operating activities	(520,707)	(71,068)

Investing activities:
Collections of note receivable	1,467,000	-
Loans made to others	(4,452,345)	-

Net cash (used in) investing activities	(2,985,345)	-

Financing activities:
Proceeds from due to related parties	129,816	45,702

Net cash provided by (used in) financing activities	129,816	45,702

Effect of exchange rate changes on cash and cash equivalents	5,551	13,655

NET DECREASE IN CASH	$(3,370,685)	$(11,711)

CASH AT BEGINNING OF PERIOD	$3,375,449	$26,243

CASH AT END OF PERIOD	$4,764	$14,532

Supplemental information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Short term debt offsets accounts receivable	$117,224	$-

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

1. Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2009 and 2008 included in Form 8-K filed on December 23, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the years ended June 30, 2009 and 2008 included in this document have been omitted.

Share Exchange

On July 7, 2009, Fullead Overseas Limited, a company incoporated under the laws of the British Virgin Islands (the “Buyer”), entered into a share purchase agreement (the “Share Purchase Agreement”), pursuant to which the Buyer agreed to purchase a total of 32,500,000 shares of the Company’s common stock, representing 85% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis. Bin Li, the Company’s Director, is the owner and sole Director of the Buyer.

On September 16, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”) and Bin Li, the Company’s Director and the former sole shareholder of Vallant.  According to the terms of the Share Exchange Agreement, the Company agreed to acquire the sole issued and outstanding common share of Vallant from Bin Li in exchange for 7,000 shares of the Company’s common stock.

China Media Inc. (the “Company”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007. On November 30, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”)  as its wholly owned subsidiary.  Vallant has entered into a series of contractual obligations with Xi’An TV Media Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Xi’An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi’An TV.

We had 39,743,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the Share Exchange Agreement.  Upon the closing of the transactions, we issued 7,000 shares of our common stock to Bin Li, our Director and the former sole shareholder of Vallant.  Mr. Li is the beneficial owner of 2,000,000 additional shares of our common stock.  The 7,000 shares were issued in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  Currently, there were 39,750,000 shares of our common stock issued and outstanding.

The share exchange is being accounted for as a reverse merger, since the former sole shareholder of Vallant, Bin Li, acquired the majority of the Company’s common stock with the aim of completing the share exchange with Vallant, and Vallant is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement will be those of Vallant and will be recorded at the historical cost basis.  After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements will include the assets and liabilities of Vallant, the historical operations of Vallant and its subsidiaries from the closing date of the Share Exchange Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Xi’An TV, which is a variable interest entity with the Company as the primary beneficiary. In accordance with United States generally accepted accounting principles (“GAAP”) regarding “Consolidation of Variable Interest Entities”, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. The Company evaluated its participating interest in Xi’An TV Media and concluded it is the primary beneficiary of Xi’An TV Media, a variable interest entity. The Company consolidated Xi’An TV Media and all significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are  reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Recent Accounting Developments

Effective July 1, 2009, in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in fiscal 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Companys present or future financial statements.

2. Related Party Transactions

Mr. Dean Li, President and General Manager, had advanced approximately $130,000 to the Company during the three month period ended December 31, 2009. The shareholder loan is free of interest with no maturity date.
The Company leased an office space from a related party with a monthly rent of approximately $1,000. The contributed rent for the three month period and for the six month period ended December 31, 2009 was approximately $3,000 and $6,000, respectively.

3. Notes Receivable

On October 16, 2009, the Company loaned ShaanXi Geothe Business Trading Ltd. approximately $1,078,000 under a three month term note. The note matures on January 15, 2010 and has an annual interest rate of 4%. The balance is past due.
On July 12, 2009, the Company loaned ShaanXi Railroad Transportation Trading Ltd. approximately $3,370,000 under a six month term note. The note matures on January 11, 2010 and has an annual interest rate of 2%. During the period ended December 31, 2009, the Company collected approximately $1,467,000. The balance is past due.

4. Assets Held for Sale

In October 2009, the Company negotiated with third party buyers to sell two of its TV series at the historical costs, the costs related to these two TV series were classified as asset held for sale on the balance sheet as of June 30, 2009. The Company sold the two TV series during period ended December 31, 2009. The revenues and cost of revenues were included in the accompanying consolidated statements of operations. See Note 5 for details.

5. Revenues and Cost of Revenues

The Companys revenues by film and TV series are as follows:

	Period Ended December 31
	2009	2008
Desert Love Story TV series	293,267	0
Fox Hunting TV series	879,800	0
Total	1,173,067	0

The Companys cost of revenues by film and TV series are as follows:

	Period Ended December 31
	2009	2008
Desert Love Story TV series	293,267	0
Fox Hunting TV series	879,800	0
Total	1,173,067	0

6. Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Reverse Merger

On November 30, 2009 we completed the acquisition of Vallant Pictures Entertainment Co., Ltd. (Vallant) through the issuance of 7,000 shares of our common stock in a share exchange transaction.  The acquisition was accounted for as a reverse merger due to a number of transactions associated with the acquisition of Vallant, including the acquisition of 32,500,000 shares of our common stock by Fullead Overseas Limited, which resulted in a change of control and a change of business.  Due to the accounting treatment of the reverse merger, this quarterly report will be the final financial statement disclosure which will reflect our financial condition prior to the closing of the acquisition of Vallant.

Starting with the periodic report for the quarter in which the share exchange was completed, we will file annual and quarterly reports based on the June 30 fiscal year end of Vallant.  Such financial statements will depict the operating results of Vallant, including the acquisition of China Media Inc., from Vallants inception on May 23, 2007.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended December 31, 2009 ($)	Three Months Ended December 31, 2008 ($)	Six Months Ended December 31, 2009 ($)	Six Months Ended December 31, 2008 ($)
Revenue	1,173,067	Nil	1,173,067	Nil
Cost of Revenue	1,173,067	Nil	1,173,067	Nil
Expenses	127,491	80,289	167,762	144,237
Net Loss	(127,491)	(80,289)	(167,762)	(144,237)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	39,750,000	39,743,000	39,750,000	39,743,000

Results of Operations for the three months ended December 31, 2009 and 2008.

During the three months ended December 31, 2009, we earned revenue of $1,173.067, compared to $Nil in the same period in 2008. The revenues were generated through sales of the two TV series during period ended December 31, 2009.

For the three months ended December 31, 2009 we incurred a net loss of $127,491. During the same period in 2008 we incurred a net loss of $80,289. Our net loss per share did not change during these periods at $Nil per share.  Our total operating expenses for the three months ended December 31, 2009 were $127,491. During the same period in 2008 our operating expenses were $80,289. The increase in net loss and expenses resulted from higher professional fees associated with the change of control and change of business transactions undertaken during the three months ended December 31, 2009.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Six Months Ended December 31, 2009 and 2008

During the six months ended December 31, 2009, we generated revenues of $1,173,067, compared to $Nil in the same period in 2008. The revenues were generated through sales of the two TV series during period ended December 31, 2009.

For the six months ended December 31, 2009 we incurred a net loss of $167,762. During the same period in 2008 we incurred a net loss of $144,237.  Our total operating expenses for the six months ended December 31, 2009 were $167,762. During the same period in 2008 our operating expenses were $144,237. Our total operating expenses consisted entirely of general and administrative expenses during these periods. The increase in net loss and expenses resulted from higher professional fees associated with the change of control and change of business transactions undertaken during the six months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009 we had cash of $4,764 in our bank accounts and a working capital surplus of $4,121,872.

For the six months ended December 31, 2009, we had net cash spending of $520,707 on operating activities, compared to net cash spending of $71,068 on operating activities during the same period in 2008. The increase of the cash used in operating activities for the six months ended December 31, 2009 was primarily due to additional spending in film costs.

During the six months ended December 31, 2009, we collected approximately $1,467,000 on a term note dated July 12, 2009. These cash inflows were offset by cash proceeds lent to trade partners of approximately $4,452,000.

During the six months ended December 31, 2009, we received net cash of $129,816 from financing activities, compared to net cash received of $45,702 from financing activities during the same period in fiscal 2008. The increase in cash from financing activities was due to the additional borrowing from a shareholder.

Our cash level decreased by $3,370,685 during the six months ended December 31, 2009.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months (beginning February 2010) will be approximately $11,150,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 12, 2010	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Ying Xue
Date: February 12, 2010	Ying Xue
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)