Form 10-Q
period 2010-03-31
CHINA MEDIA INC.
filed 2010-05-17
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010, the registrant had 39,750,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
March 31, 2010
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009 (Unaudited)	F-1
Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2010 and 2009 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4

CHINA MEDIA, INC.
Consolidated Balance Sheets
March 31, 2010
(Unaudited)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash	$31,216	$3,375,449
Accounts receivable, net of allowance of $35,724 and $35,724 , respectively	1,535,264	1,526,497
Prepaid and other current assets	-	-

Total current assets	1,566,480	4,901,946

Fixed assets, net	73,766	109,213
Intangible assets, net	58,513	67,404
Assets held for sale	-	1,172,240
Film costs	5,099,911	668,177

Total assets	$6,798,670	$6,918,980

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182,474	$171,097
Accrued liabilities	4,334	5,003
Short term debt	-	117,224
Due to related parties	204,454	67,887

Total current liabilities	391,262	361,211

Stockholders’ equity
Common stock, $0.00001 par value – authorized, 180,000,000 shares; issued 39,750,000 and 39,743,000; outstanding 39,750,000 and 39,743,000	398	397
Additional paid-in capital	8,756,111	8,747,335
Accumulated other comprehensive income	738,749	749,609
Accumulated deficit	(5,205,298)	(5,109,180)
Non-controlling interest	2,117,448	2,169,608
Total stockholders’ equity	6,407,408	6,557,769

Total liabilities and stockholders’ equity	$6,798,670	$6,918,980

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue	$38,810	$-	$1,211,877	$-
Cost of revenues	34,615	-	1,207,682	-
Gross profit	4,195	-	4,195	-

Selling, general and administrative	20,931	23,857	157,472	131,291
Depreciation and amortization expense	15,573	18,397	46,794	55,200
Total operating expenses	36,504	42,254	204,266	186,491

Other income:
Interest income	44,467	-	44,467	-
Government subsidies / grants	7,326	-	7,326	-

Net income (loss)	19,484	(42,254)	(148,278)	(186,491)

Less: Net( income) loss attributable to non-controlling interest	(7,285)	15,799	52,160	67,678

Net income (loss) attributable to common stock shareholders	12,199	(26,455)	(96,118)	(118,813)

Other comprehensive income (loss):
Net income (loss)	19,484	(42,254)	(148,278)	(186,491)
Foreign currency translation	(16,202)	2,617	(10,860)	3,276

Comprehensive income (loss)	3,282	(39,637)	(159,138)	(183,215)

Less: comprehensive (income) loss attributable to non-controlling interest	(1,227)	14,820	59,502	68,504
Comprehensive loss attributable to common stock shareholders	$2,055	$(24,817)	$(99,636)	$(114,711)

Net income (loss) per common share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	39,750,000	39,743,00	39,750,000	39,743,000

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31
	2010	2009
Operating activities:
Net loss	$(148,278)	$(186,491)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	38,003	36,854
Amortization expense - intangible	8,791	18,346
Contributed Rent	8,791	8,762
Changes in operating assets and liabilities:
Accounts receivable	(123,604)	(215,518)
Prepaid expenses and other current assets	-	16,623
Film costs	(3,256,623)	8,089
Accounts payable	11,087	172
Accrued expenses	(677)	(2,980)
Net cash (used in) operating activities	(3,462,510)	(316,143)

Investing activities:
Collection of notes receivable	-	276,178
Cash paid for purchase of fixed assets	(2,680)	-
Net cash (used in) investing activities	(2,680)	276,178

Financing activities:
Advances from related parties	136,452	45,805
Net cash provided by financing activities	136,452	45,805

Effect of exchange rate changes on cash and cash equivalents	(15,495)	(24,699)

NET DECREASE IN CASH	(3,344,233)	(18,859)

CASH AT BEGINNING OF PERIOD	3,375,449	26,243

CASH AT END OF PERIOD	$31,216	$7,384

Supplemental information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Short term debt offsets accounts receivable	$117,026	$-

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2009 and 2008 included in Form 8-K filed on December 23, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2009 included in this document have been omitted.

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

Revenue Recognition

Sales of Commercial Breaks

The Company’s secondary sources of revenue are the sale of commercial breaks at TV stations. Revenue is recognized when commercial are aired. Sales revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor in the revenue-generating relationships with its customers; the Company separately negotiates each revenue or unit pricing contract independent of any revenue arrangements and assumes the credit risk for amounts invoiced to such customers. The Company pays the cost of air time based on separately negotiated and agreed-upon terms with each air time suppliers.

The Company recognizes revenue when 1) Persuasive evidence of an arrangement exists. 2) Commercial breaks have been aired. 3) The commercial break price is fixed, and 4) collectability is reasonably assured

Cost of Sales of Commercial Breaks

Cost of Sales of Commercial Breaks, which is cost of purchasing commercial breaks. Cost of good sold recognizes when the commercial breaks air.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in fiscal 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not  have a material impact on our condensed consolidated financial statements.

2.  Related Party Transactions

Mr. Dean Li, President and General Manager, had advanced approximately $7, 314 and $136,682 to the Company during the three and nine- month periods ended March 31, 2010. The shareholder loan is free of interest with no maturity date.

The Company leased an office space from a related party with a monthly rent of approximately $1,000. The contributed rent for the three month period and for the nine month period ended March 31, 2010 was approximately $3,000 and $9,000, respectively.

3.  Notes Receivable

On October 16, 2009, the Company loaned ShaanXi Geothe Business Trading Ltd. approximately $1,078,000 under a three month term note. The note matures on January 15, 2010 and has an annual interest rate of 4%. ShaanXi Geothe repaid the loan on February 25, 2010. As of March 31, 2010, all amount had been collected by the Company.

On July 12, 2009, the Company loaned ShaanXi Railroad Transportation Trading Ltd. approximately $3,370,000 under a six month term note. The note matures on January 11, 2010 and has an annual interest rate of 2%. During the period ended March 31, 2010, the Company collected approximately $3,370,000. As of March 31, 2010, all amount had been collected by the Company.

4.  Assets Held for Sale

In October 2009, the Company negotiated with third party buyers to sell two of its TV series at the historical costs, the costs related to these two TV series was classified as asset held for sale on the balance sheet as of June 30, 2009. The Company sold the two TV series during quarter ended December 31, 2009. The revenues and cost of revenues were included in the accompanying consolidated statements of operations.

The Company sold the TV series are as follows:

	Period Ended March 31
	2010	2009
Desert Love Story TV series	293,026	0
Fox Hunting TV series	879,078	0
Total	1,172,104	0

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

Results of Operations

Our results of operations are summarized below:

	Three Months Ended March 31, 2010 ($)	Three Months Ended March 31, 2009 ($)	Nine Months Ended March 31, 2010 ($)	Nine Months Ended March 31, 2009 ($)
Revenue	38,810	Nil	1,211,877	Nil
Cost of Revenue	34,615	Nil	1,207,682	Nil
Expenses	36,504	42,254	204,266	186,491
Other income	51,793	-	51,793	-
Net Income (Loss)	19,484	(42,254)	(148,278)	(186,491)
Net Income (Loss) per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	39,750,000	39,743,000	39,750,000	39,743,000

Results of Operations for the three months ended March 31, 2010 and 2009

During the three months ended March 31, 2010, we earned revenue of $38,810, compared to $Nil in the same period in 2009. The revenues were generated through commercial sales to Advertising agencies.

For the three months ended March 31, 2010 we incurred a net income of $19,484. During the same period in 2009 we incurred a net loss of $42,254. Our net income (loss) per share did not change during these periods at $Nil per share.  Our total operating expenses for the three months ended March 31, 2010 were $36,504. During the same period in 2009 our operating expenses were $42,254. The decrease in net loss and expenses was the reduction of depreciation and amortization expenses.

Our general and administrative expenses consist of professional fees; management fees, transfer agent fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

During the nine months ended March 31, 2010, we generated revenues of $1, 211,877, compared to $Nil in the same period in 2009. The revenues were generated through sales of two TV series and commercial sales to Advertising agencies during period ended March 31, 2010.

For the nine months ended March 31, 2010 we incurred a net loss of $148, 278. During the same period in 2009 we incurred a net loss of $186, 491.  Our total operating expenses for the nine months ended March 31, 2010 were $204,266. During the same period in 2009 our operating expenses were $186,491. Our total operating expenses consisted entirely of general and administrative expenses during these periods. The increase in net loss and expenses resulted from higher professional fees associated with the change of control and change of business transactions undertaken during the nine months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010 we had cash of $31,216 in our bank accounts and a working capital surplus of $1,175,218.

For the nine months ended March 31, 2010, we had net cash spending of $(3,462,510) on operating activities, compared to net cash spending of $(316,143) on operating activities during the same period in 2009. The decrease of the cash used in operating activities for the nine months ended March 31, 2010 was primarily due to additional spending in two of the film projects.

For the nine months ended March 31, 2010, we had net cash spending of $(2,680) on investing activities, compared to net cash received of $276,178 on investing activities during the same period in 2009. The change of the cash in investing activities for the nine months ended March 31, 2010 was primarily due to cash spending in fixed aseets purchases.

During the nine months ended March 31, 2010, we received net cash of $136,452 from financing activities, compared to net cash received of $45,805 from financing activities during the same period in fiscal 2009. The increase in cash from financing activities was due to the additional borrowing from a shareholder.

Our cash level decreased by $3,344,233 during the nine months ended March 31, 2010.

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) ineffective based on the evaluation of these disclosure controls and procedures, and in light of material weakness found in our internal control in our quarterly review report for the quarter ended March 31, 2010.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, and affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 14, 2010	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Ying Xu
Date: May 14, 2010	Ying Xu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)