Form 10-K
period 2010-06-30
CHINA MEDIA INC.
filed 2010-09-28
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-150952

CHINA MEDIA INC.
(Exact name of registrant as specified in its charter)
Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi'an City, Shaan'xi Province China	710068
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (86) 298765-1114

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2009 (11,243,000) was $0 based on a $nil closing price for the Common Stock on December 31, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
39,750,000 shares of common stock issued & outstanding as of September 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.  Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean China Media Inc., a Nevada corporation and our subsidiaries, unless otherwise indicated.

Share Exchange

On September 16, 2009 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”) and Bin Li, our Director and the former sole shareholder of Vallant.  According to the terms of the Share Exchange Agreement, we agreed to acquire the sole issued and outstanding common share of Vallant from Bin Li in exchange for 7,000 shares of our common stock.

On November 30, 2009 we closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant as our wholly owned subsidiary.  Vallant has entered into a series of contractual obligations with Xi’An TV Media Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Xi’An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi’An TV.  A full description of these contractual arrangements is included under the heading “Organization”, below.

We had 39,743,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the Share Exchange Agreement.  Upon the closing of the transactions, we issued 7,000 shares of our common stock to Bin Li, our Director and the former sole shareholder of Vallant.  Mr. Li is the beneficial owner of 2,000,000 additional shares of our common stock.  The 7,000 shares of our common stock were issued to Mr. Li in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act.

Prior to our entry into the Share Exchange Agreement, Bin Li was our Director and the sole officer, director and beneficial owner of Vallant.  Further details on the transactions contemplated by the Share Exchange Agreement can be found in our Current Report on Form 8-K filed with the SEC on September 18, 2009.

Organization

Our relationship with Xi’An TV and its shareholders is governed by a series of contractual arrangements between Vallant, Xi’An TV and the holders of 100% (62.61% until September 17, 2010) of the share capital of Xi’An TV (the “Xi’An TV Shareholders”).  Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements.  Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.  Other than pursuant to the contractual arrangements between Vallant and Xi’An TV described below, Xi’An TV cannot transfer 100% (62.61% until September 17, 2010) of the funds generated from their operations.

On June 20, 2007 Vallant entered into the following contractual arrangements with Xi’An TV and the Xi’An TV Shareholders:

Business Operations Agreement.  Pursuant to this agreement between the Xi’An TV Shareholders, Xi’An TV and Vallant, the Xi’An TV Shareholders must designate the candidates recommended by Vallant as their representatives on the Board of Directors of Xi’An TV, and Vallant acquired the right to appoint the senior executives of Xi’An TV.  In addition, Vallant must guarantee Xi’An TV’s performance under any agreements or arrangements relating to Xi’An TV’s business arrangements with any third party, and upon request from Xi’An TV, Vallant must provide loans to support the operational capital requirements of Xi’An TV and loan guarantees if third party loans are necessary.  In return, Xi’An TV must pledge its accounts receivable and all of its assets to Vallant.  This agreement is effective for an indefinite term and may be terminated by Vallant with 30 days notice.

Business Services Agreement.  Pursuant to this agreement among Vallant and Xi’An TV, Vallant acquired the exclusive rights to provide Xi’An TV with all services required by Xi’An TV in the regular course of business, including services pertaining to administration, human resources, production, screenplay drafting and marketing.  As part of this agreement, Vallant must also undertake to:

●	develop business opportunities on behalf of Xi’An TV;

●	provide relevant market information research;

●	receive payments from customers on behalf of Xi’An TV;

●	administer staff training and human resources for Xi’An TV; and

●	provide daily accounting and financial services.

In exchange, Xi’An TV must provide Vallant with 62.61% (now 100%) of its income.  This agreement is effective for an indefinite term and may be terminated by Vallant at any time with no notice.

Option Agreement. Pursuant to this agreement between the Xi’An TV Shareholders, Xi’An TV and Vallant, the Xi’An TV Shareholders irrevocably granted Vallant or its designees the exclusive option to purchase, to the extent permitted under the laws of China, all or part of their equity interest in Xi’An TV for the cost of their initial contributions to the registered capital of Xi-An TV or the minimum amount of consideration permitted by applicable Chinese law.  The proceeds of the exercise of the option will be applied to repay loans extended by the Xi’An TV Shareholders to Xi’An TV, unless otherwise agreed.  Vallant or its designees have sole discretion to decide when to exercise the option, whether in part or in full.  This agreement is effective for an indefinite term and may be terminated by Vallant at any time with no notice.

Equity Pledge Agreement. Pursuant to this agreement between Xi'An TV, the Xi’An TV Shareholders and Vallant, the Xi’An TV Shareholders pledged all of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the business operations agreement described above.  If Xi’An TV or the Xi’An TV Shareholders breach their respective contractual obligations, Vallant, as the pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.  The Xi’An TV Shareholders also agreed that upon the occurrence of any event of default, Vallant will acquire an exclusive, irrevocable power of attorney to take the place and stead of the Xi’An TV Shareholders to carry out the security provisions of this agreement and take any action and execute any instrument that Vallant may deem necessary or advisable to accomplish the purposes of this agreement.  The Xi’An TV Shareholders must not dispose of their pledged equity interests or take any actions that would prejudice Vallant’s interests.  This agreement is effective for an indefinite term and may be terminated by Vallant at any time with no notice.

One September 17, 2010, the shares of Xi’An TV changed ownership and we entered into a new set of agreements with the new holders of 100% of Xi’An TV’s shares.

Since the Xi’An TV Shareholders do not have the characteristics of a controlling financial interest and do not have sufficient equity at risk for Xi’An TV to finance its activities without additional subordinated financial support from other parties, Xi’An TV’s financial statements become consolidated as our own.  As such, and due to the interest we hold in Xi’An TV through Vallant, the following business description describes the business and operations of Xi’An TV as our own.

Business Overview

Products and Services

Since our incorporation we have produced one feature-length film, eleven television series and one documentary.  We have also begun producing or scheduled production to begin on additional programming described later in this section.  All the television programming we have produced has been released and distributed except for one television series that we plan to release in early 2010 and two television series in which we recently sold our interest.  Our programming that we have either produced or begun to produce consists of the following:

Name	Programming Type	Status
Invisible Wings	Film	Released and Sold
Special Mission	TV Series	Released
Lotus Lantern Prequel	TV Series	Released
Lucky Chicken	TV Series	Released
Hard Corps	TV Series	Released
Tianshan Urgency Action	TV Series	Released
Drive Dragon Gate	TV Series	Released
Lover’s Grief	TV Series	Released
Plum Blossom Archives	TV Series	Released
Gongtan Ancient Town of China	Documentary	Released
Doctor County Mayor	TV Series	To Be Released
Fox-Hunting	TV Series	Sold
Desert Love Story	TV Series	Sold

Television series in China are similar to those in the North American market, but they do not operate on the basis of seasons.  Each series has a definite lifetime of anywhere from 10 to 50 episodes, at which point the series ends and a new one is developed.  The new series may be based on previous ones, but the development of a new series does not follow the same type of recurring seasonal structure as in North America.

In 2007, our television series Special Mission received a viewership rating of 4% of the entire Chinese market when it was broadcast on China Central Television (“CCTV”), Channel 8.  In the same year Invisible Wings received the Outstanding Children’s Film and Outstanding Young Actress awards during the 12th Film Ornamental Column Awards, the Golden Elephant Award during the Indian International Film Festival, the Golden Angel Award during the Hollywood China-USA Film Festival, and was featured as the opening film of Beijing International Sport Film Week.

Our revenue sources include sales of broadcast rights for television series, sales of broadcast rights for films, and advertising and title sponsorship sales for television series. Our revenues for the fiscal years ended June 30, 2009 and 2010 were as follows:

	Year Ended June 30
	2009	2010
Invisible Wings	$452,180
Special Mission	-
Lotus Lantern Prequel	$1,223,275
Fox-Hunting TV series		$877,920
Desert Love Story TV series		$292,640
Advertisement		$3,910
Total Revenues	$1,675,455	1,174,470

Below is a summary of some of our more successful programming that we have already released:

Invisible Wings – A 90 minute feature film, this motivational drama describes the story of a 15-year old Chinese girl who lost her arms in an accident, and whose mother was diagnosed with schizophrenia and anxiety.  The young girl’s love for her mother motivates her to apply herself diligently to her studies and athletics.  She also takes care of her mother while battling her disabilities.  The girl overcomes all odds and wins a medal in the Chinese national games for the disabled and represents her country at the Paralympics.

In 2007, Invisible Wings received the Outstanding Children’s Film and Outstanding Young Actress awards during the 12th Film Ornamental Column Awards, the Golden Elephant Award during the Indian International Film Festival, the Golden Angel Award during the Hollywood China-USA Film Festival, and was featured as the opening film of Beijing International Sport Film Week.

Special Mission – A 40-episode television series with each episode lasting 40 minutes, Special Mission is a war drama that focuses on the actions of members of the Chinese military intelligence community as they fight against the Japanese army which invaded China.  The series describes various characters who sacrificed their lives in order to protect their country and uncover the plans of the Japanese forces.

Lotus Lantern Prequel – A 46 episode television series with each episode lasting 52 minutes, Lotus Lantern Prequel is a drama based on traditional Chinese mythology that describes the story of God Erlang, a popular mythological figure, who battles through adversity and many enemies to reunite with his mother and younger sister.

After being broadcast on CCTV-8 in April 2009, Lotus Lantern Prequel achieved a first-run audience rating of 3.9% during prime time and was syndicated on many Chinese regional television stations.

We plan to invest approximately $7,990,000 in producing and distributing six new television series over the next two years, including Doctor County Mayor, which we plan to release on CCTV in 2010. We anticipate raising sufficient capital for these expenditures through debt or equity financing as well as engaging in joint venture productions with other established production companies.

The following table summarizes the approximate quarterly calendar periods during which we anticipate our planned programming will undergo various stages of production:

Television Series	Development	Pre-Production	Production	Post-Production	Distribution
Doctor County Mayor	Q1, 2008	Q2, 2008	Q2, 2008	Q4, 2008	Q4, 2010
Ordinary Lives of Miners and Their Wives	Q2, 2009	Q4, 2009	Q1, 2010	Q2, 2010	Q4, 2010
Infinitude Sky	Q3, 2009	Q4, 2009	Q2, 2010	Q3, 2010	Q4, 2010
Six Men’s Disasters in Tang Dynasty	Q1,2010	Q4, 2010	Q1, 2011	Q2, 2011	Q3, 2011
Ordinary Lives of Miners and Their Wives Ⅱ	Q3, 2010	Q1, 2011	Q2, 2011	Q3, 2011	Q4, 2011
Famen Temple	Q4, 2010	Q1, 2011	Q2 2011	Q2, 2011	Q3, 2011

As described above, we plan to undertake the development and production of our programming through a series of different stages from development to post-production.  The process can be summarized as follows:

Development Stage

This is the initial stage during which we develop and research a concept.  We undertake market research and hold focus groups to establish whether demand exists for a particular type of programming.  Once we receive positive feedback on a concept we instruct our writers to produce a plot of the program based on suggestions from the focus groups and the results of our market research.  Alternatively, we can acquire original works or rights to adapt classic works, both from China and abroad, that we believe will be marketable to the Chinese market.  If we complete any such acquisition, we generally produce a plot based on the work which may be further revised as we continue developing the project.  The plot provides a basic outline of the program and provides a foundation upon which our writers can produce a screenplay or script.

Our plot is then reviewed by our development committee.  This committee is made up of recognized television and film professionals in China as well as members of our local Shaan’Xi Province Administration of Radio, Film and Television (“ARFT”) agency, who are responsible for approving the programming for distribution to television stations.  By having a development committee in place, we hope to avoid producing works that will either not be granted government approval for distribution, will be too difficult to produce or will not be attractive to television stations and viewers.

Once we have decided upon the basic plot for a project, we determine its production schedule, a rough budget and terms of financing.  We may provide the financing directly or through a joint venture with one or more third parties interested in participating in the project.  Potential investors include advertisers and distributors, home video publishers and private investors.  Currently, we partner primarily with such investors to provide the financing required to develop our television programming, but we also plan on raising capital through the sale of our debt or equity securities.

The development stage usually takes six months to several years, subject to our market research, co-production negotiations and script judgment from focus groups and the development committee.

Pre-Production Stage

The next stage involves developing a detailed script or screenplay based on the basic plot outline produced in the first stage of the process.  The script generally incorporates all of the themes and major characteristics of the outline while taking into account production scenarios.  Our scripts and screenplays are based on our own original work as well as adaptations of books, musical works, folklore and classic Chinese or international stories.

We hire part-time writers who work out of our offices to create the screenplays and scripts for our television series and films.  Occasionally, we also purchase completed screenplays and scripts from suppliers such as professional writers, other film producers or the general public.

After the screenplay or script is finalized, our financial department plans the investment budget and our film and television series production center prepares a detailed production plan and searches for a suitable director, production manager and executive producer, as well as actors and crew.  The production manager is responsible for executing all facets of production, the executive producer supervises the production process and the director is responsible for the actors, crew and cinematography.

This part of the process generally takes one to two months depending on the complexity of the script and the production.

Production Stage

This stage deals with the actual filming of the television series or film.  The director, actors and crew gather at a studio at our offices, at a sound stage we rent out or that is provided by one of the production partners, or at another location to film a particular scene or scenes.  Our involvement in this stage is minimal unless modifications to the script or screenplay must be made.  Currently, we outsource the principal photography and filming of the various scenes to the Xi’An Television Production Center.  We do not directly employ any directors, actors or crew.

Depending on the complexity of the project, the production stage can last up to six months for a television series and up to three months for a film.

Post-Production Stage

Once production has wrapped up, we are responsible for coordinating all of the tasks required to produce a finished product for television or the cinema.  We assign an editor to assemble the various pieces of film and determine scene transitions, and we add musical elements, subtitles, visual and/or digital effects to the television series or film.  Once the editing process is complete, which takes up to three months, the director provides input on any changes and a final version of the program or film is produced.

Markets

According to an article titled “China Film Industry Development Status” on www.chinafilm.com, the Chinese film industry generated revenues of approximately $1.2 billion from film sales during 2008.  This represents an increase of 25% over sales numbers in 2007 and includes 7.15 million film screenings to an audience of 1.6 billion people.  Sixty percent of the films were produced domestically in China.

During early 2009, the television series department of the State Administration of Radio, Film and Television (“SARFT”) agency completed a review of the television series industry in China.  They found that Chinese television stations invested approximately $800 million into the production and purchase of television series in 2008.  This represents an increase of 38% compared to the amounts spent in 2007.

Additionally, according to www.people.com.cn, Chinese film and television series producers generated revenue of approximately $440 million by exporting their productions outside of China.

The major purchasers of television series are regional and national television stations.  The demand for such programming from other media providers, such as internet television stations who distribute programs through an internet connection or directly onto a client’s mobile phone, is limited, and as such we have not considered producing programs intended for these types of media.

Since the major regional and national television networks are subject to heavy government influence, we develop our television series and films with this consideration in mind.  Generally, we plan to focus on topics that the government supports, such as revolutionary history or modern Chinese culture, which will make our programming more attractive for networks such as CCTV to broadcast and release through their stations.

Distribution Methods

After we complete the production and editing of a film or television series, we must file an application for approval to broadcast the program with the SARFT agency.  Once we are granted approval and provided with a broadcasting permit for the film or series, we are free to distribute the program, which, in the case of a television series, we normally begin following the completion of one or two episodes.

Our main customers include the following networks:

●	CCTV;
●	Hunan Satellite Television;
●	Jiangsu Satellite Television;
●	Zhejiang Satellite Television;
●	Jiangxi Satellite Television;
●	Anhui Satellite Television; and
●	all the other provincial broadcast television networks in China.

CCTV is the major state television broadcaster in mainland China.  It has a network of 19 channels that broadcast different programs and is accessible to more than one billion viewers.  The programming on Channels 1 and 8 of the CCTV network is most closely aligned with the characteristics of our films and television series.  Once our programming is televised on CCTV, regional television networks regularly purchase the same programming to use for their television stations.

We distribute our films and television series primarily through our direct sales channel.  Occasionally, we may also use the services of an outside distributor to facilitate sales to a wider range of customers.  However, even though we devote a significant amount of our resources to ensuring that the programming we produce appeals to our customers and have had success distributing it in the past, there can be no assurance that any film or television series we produce will be purchased by any distributors or television networks.

Competition

We face competition from various television and film production companies ranging from small, private businesses to large, state-sponsored enterprises.  Some of our major competitors include China Film Group, Huayi Brothers Media Group and PolyBona Film Distribution Co.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to:

●	develop highly marketable programming;
●	continue developing our relationships with major television networks; and
●	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

As of June 2010, there were approximately 3000 film and television producers registered in China. Among these, approximately one-third had not produced any films or television series between 2006 and 2008, and the majority of the others only produced an average of two to three films or series per year.  The film and television industry in China is highly de-centralized and there are no truly dominant producers with whom we must compete.

We believe that we will be able to compete effectively in our industry because of a successful product development strategy that we have already used to produce profitable programming.  Our past productions have been successful due to the detailed production process and strategy described above as well as the strong relationships we have forged with television networks.

We also attempt to increase the probability that our programming will be profitable and will be purchased by television networks by having all of our concepts vetted by our programming committee.  This committee is comprised of established professionals in the Chinese film and television industry as well as members of the examination team of the Shaan’Xi Province ARFT agency, which provides approval for programming to be distributed to television networks.  We believe that having our programming vetted by this committee increases our competitiveness in the industry and the chance that any television series or film we produce will be approved by the government and subsequently purchased by one or more television networks.

Additionally, we have established relationships with actors, directors and production agencies through previous collaborations, and have created cooperative relationships with the major television station in the city of Xi’An and the Xi’An Television Production Center that have provided us with access to partners of theirs as well as major television networks throughout the country.  This resulted in our television series, Special Mission, being distributed to over 90% of the television stations throughout China.

Intellectual Property

We have not filed for any protection of our name or trademark.  Since we produce film and television scripts and screenplays, we develop and sell intellectual property regarding these productions.  Our intellectual property rights are protected to the fullest extent permitted by Chinese law.  The following is a list of films and television series in which we hold, or used to hold, intellectual property rights:

Name	Programming Type	Current Intellectual Property Ownership
Special Mission	TV Series	Yes
Invisible Wings	Film	No (Sold)
Doctor County Mayor	TV Series	Yes
Lotus Lantern Prequel	TV Series	Yes
Fox-Hunting	TV Series	No (Sold)
Lucky Chicken	TV Series	Yes
Hard Corps	TV Series	Yes
Tianshan Urgency Action	TV Series	Yes
Drive Dragon Gate	TV Series	Yes
Lover’s Grief	TV Series	Yes
Desert Love Story	TV Series	No (Sold)
Gongtan Ancient Town of China	Documentary	Yes
Six Men’s Disasters in Tang Dynasty	TV Series Script	Yes

We also own the copyright of our logo and all of the contents of our website, www.xatvm.com.

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2009 and 2010.  All costs incurred in connection with the development of our film and television series were capitalized as film costs on our balance sheet.  Our total film costs were $1,767,152 (of which $1,172,240 was held for sale) and $1,785,939 at June 30, 2009 and 2010, respectively.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

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

Government Regulations

Regulation on Screenplay (Outline) Keeping On Record and Film Management enacted by the SARFT on April 3, 2006

This regulation affects the following two procedures we undertake:

●
before producing a film, the producer of the film is required to submit the screenplay to the local Provincial AFRT for backup and record keeping, and if the film deals with subjects pr themes of historical or revolutionary importance, the screenplay must be supervised and approved by the SARFT; and

●
each film produced in China must be submitted to the examination committee of SARFT, which examines the film’s content and decides whether the film should be allowed to be broadcast in China.  Films that receive approval receive a Film Public Show Permit and Film Examination Written Decision designation, and without this designation, a film cannot be aired on television in China and will therefore not be distributed.

Effect on our operations.  We need to submit any films we produce to the SARFT for approval prior to their distribution and broadcasting.  It generally takes approximately two or three months to complete the examination, and it may take longer if we receive comments that we must revise the film in some way.  Since we work with a number of individuals who form part of the SARFT examination group, we limit the risk of not receiving broadcast approval or being required to revise our scripts and screenplays.  However, if revisions are required or a screenplay is rejected, this could increase our costs of production and impact our profitability.

Regulations on Radio and Television Program Production and Operation Management enacted by the SARFT on June 15, 2004

This regulation states that all Chinese enterprises operating in the business of radio and television program production must acquire a Permit Certificate of Radio and Television Program Production and Operation.  The regular term of this license is two years and it may be renewed every two years.  Additionally, the regulation specifies that television series may only be produced by companies or entities that have received a Permit Certificate distributed by the SARFT.

Effect on our operations.  We currently hold the appropriate Permit Certificate, and as such we are qualified to operate a film and television program production business in China.  Renewing the Permit Certificate is a very straightforward process and we do not anticipate that it will cost us much or have a significant effect on our operations.

Regulation on Radio Television Management enacted by the State Council on August 1, 1997

This regulation was enacted to provide guidance on establishing Chinese radio and television stations as well as planning and constructing radio and television networks under the supervision of the SARFT.  The regulation also states that radio and television programs may not be produced by companies or entities that do not hold the relevant Permit Certificate, that radio and television programs may not be broadcasted without the approval of the SARFT and that any companies or entities that act in violation of these regulations will face regulatory action.

Effect on our operations.  This is a general administrative regulation relating to all radio and television programming companies.  We currently comply with all of the requirements of the regulation and if at any time we do not possess any specific permits that may be required, we plan to locate cooperative companies that do and partner with them to produce of our films and television series.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We currently have 46 employees including our Chief Financial Officer and Chief Executive Officer.  We engage eleven of the employees on a full-time basis and 35 on a part-time basis.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent two offices totaling 1,321 square meters in area, each of which serves a different business purpose:

●
Production Center: Room B 2802, Yiyuange Building B, Huashuo Garden, No. 190, Wenyi Road, Yanta District, Xi’An, Shaan’Xi Province, China, with an area of 209 square meters.  We rent this office from our shareholder Zheng Shao Kang at a cost of approximately $1,000 per month; and

●
Corporate Office: 12/F Building D, Chang An International Plaza, No. 88 Nanguanzheng Street, Beilin District, Xi’An, Shaan’Xi Province, China, with an area of 1,112 square meters.  We rent this office at a cost of approximately $18,300 per month.

For the year ended June 30, 2010 our total rent expenses were $11,706  for all our office space, including a temporary accounting office at Room 1102, Building B, Prince Chamber, South 2nd Cycle, Yanta District, Xi’An, Shaan’Xi Province, P.R. China, with an area of 144 square meters that we no longer use and that was provided to us free of charge.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on OTC Bulletin Board under the trading symbol “CHND.OB”.   We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Since our common stock was approved for quotation on the OTC Bulletin Board on September 19, 2008 there have been no trades in our stock.

Holders

As of September 24, 2010 there were 256 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of September 24, 2010 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities which have not been previously disclosed.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report.  The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.  All references to currency in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are to U.S. dollars, unless otherwise noted.

Liquidity and Capital Resources

For the years ended June 30, 2009 and June 30, 2010

As of June 30, 2010 we had $47,263 in cash, current assets of $1,958,125, current liabilities of $590,349 and working capital of $1,367,776.  In January 2010, Xi’an TV entered into a letter of intent with Nantong Oriental Science and Education Investment Co., Ltd. (“Nantong”) to jointly develop a media industry training school for one year. Xi’an TV has since then contributed approximately $3 million into the project.  This contribution is the reason for the reduction in current assets between fiscal 2009 and 2010.  As of June 30, 2009 we had $3,375,449 in cash, current assets of $4,901,946, current liabilities of $361,211 and working capital of $4,540,735. As of June 30, 2010 we had total assets of $6,923,873, compared to total assets of $6,918,980 as of June 30, 2010.

During the year ended June 30, 2010 we used net cash of $685,726 in operating activities, compared to net cash received of $574,764 from operating activities during the year ended June 30, 2009.

During the year ended June 30, 2010 we used net cash of $2,985,095 in investing activities, including $2,981,975 used for our investment with Nantong.   During the year ended June 30, 2009 we received net cash of $2,801,324 from investing activities, including $2,156,892 from collecting notes receivable and $644,432 from collecting notes receivable from related parties.

During the year ended June 30, 2010 we received net cash of $331,097 from financing activities, compared to net cash spending of $27,353 on financing activities during the year ended June 30, 2009.  During the year ended June 30, 2010 we received $117,496 as short term debt and $213,601 as loans from related parties.

Our net cash decreased by $3,328,186 during the year ended June 30, 2010, compared to a net cash increase of $3,349,206 during the year ended June 30, 2009.  The decrease in cash during fiscal 2010 was due to the investment we made with Nantong.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our films and television series and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months (beginning October 2010) will be approximately $10,690,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	200,000
Film and television series production costs	12 months	7,990,000
Marketing and advertising	12 months	500,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	500,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	1,000,000
General and administrative expenses	12 months	100,000
Total		10,690,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings.  If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements.  However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

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

Subsequent Events

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement. Upon executing these agreements, Xi’An TV is considered a VIE and Vallant is its primary beneficiary.

Results of Operations

Revenues

During the year ended June 30, 2010 we generated $1,174,470 in revenues, compared to revenues of $1,675,455 during the year ended June 30, 2009.  Our cost of revenues increased from $800,431 to $1,170,560 from the year ended June 30, 2009 to June 30, 2010.  As a result, our gross profit decreased from $875,024 during the year ended June 30, 2009 to $3,910 during the year ended to June 30, 2010.

We also generated interest income of $44,408 during the year ended June 30, 2010 and $278,331 during the year ended June 30, 2009.

Expenses

For the years ended June 30, 2010 and June 30, 2009 our operating expenses were as follows:

Type of Expense	June 30, 2010 ($)	June 30, 2009 ($)
Cost of revenues	1,170,560	800,431
Selling, general and administrative	232,740	153,098
Depreciation and amortization	55,540	92,860
Impairment loss	8,779	–

During the year ended June 30, 2010 our total operating expenses were $1,467,619 including cost of revenues, compared to total operating expenses of $1,046,389 including cost of revenues during the year ended June 30, 2009.  Not accounting for cost of revenues, our total expenses during the year ended June 30, 2010 were $297,059 compared to total expenses of $245,958 during the year ended June 30, 2009.

Net Income

For the year ended June 30, 2010 we generated a net loss of $158,770, compared to net income of $567,006 for the year ended June 30, 2009.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in our financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for current assets and current liabilities, such as cash, accounts receivables, notes receivables, related party notes receivables, prepaid and other current assets, accounts payable, accrued liabilities, short term debt and due to related parties, approximate fair value due to the short-term nature of these financial instruments.

Costs of Revenues

Film Costs - We capitalize film costs in accordance with ASC 926. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Substantially all of our resources are dedicated to the production of our films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film costs until production is completed. In addition to the films being produced, costs of productions in development are capitalized as development film costs in accordance with the provisions of the ASC and are transferred to film production costs when a film is set for production. In the event a film is not set for production within three years from the time the first costs are capitalized or the film is abandoned, all such costs are generally expensed.

Film Cost Amortization - Once a film is released, film costs are amortized and participations and residual costs are accrued on an individual film basis in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period as required by the ASC. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond ten years of a film’s initial theatrical release date.

Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the ASC. If estimated remaining net cash flows are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation.

Earnings (loss) Per Share

We calculate net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2010 and 2009, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.
Consolidated Financial Statements
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2009 and 2010	F-2
Consolidated Statements Operations and Comprehensive Income for the years ended June 30, 2009 and 2010	F-3
Consolidated Statement Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2010	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Media Inc.

Xi’an, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 20010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 28, 2010

CHINA MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	JUNE 30, 2009
Assets
Current assets
Cash	$47,263	$3,375,449
Accounts receivable, net of allowance of $35,807 and $35,724 at June 30, 2010 and 2009, respectively	1,910,862	1,526,497
Total current assets	1,958,125	4,901,946

Fixed assets, net	68,588	109,213
Intangible assets, net	55,811	67,404
Assets held for sale	-	1,172,240
Film costs	1,785,939	594,912
Other Assets	3,055,410	73,265

Total assets	$6,923,873	$6,918,980

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$180,905	$171,097
Accrued liabilities	10,303	5,003
Short term debt	117,496	117,224
Due to related parties	281,645	67,887
Total current liabilities	590,349	361,211

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 and 39,743,000 shares issued and outstanding, respectively	398	397
Additional paid-in capital	8,748,246	8,747,335
Accumulated other comprehensive income	483,610	749,609
Accumulated deficit	(5,267,950)	(5,109,180)
Total China Media Inc.'s stockholders' equity	3,964,304	4,388,161
Non-controlling interest	2,369,220	2,169,608
Total stockholders' equity	6,333,524	6,557,769

Total liabilities and stockholders' equity	$6,923,873	$6,918,980

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED JUNE 30,
	2010	2009

Revenues	$1,174,470	$1,675,455
Cost of revenues	1,170,560	800,431
Gross profit	3,910	875,024

Selling, general and administrative	232,740	153,098
Impairment loss	8,779	-
Depreciation and amortization expense	55,540	92,860
Total operating expenses	297,059	245,958

Other income (expense)
Interest income	44,408	278,331
Government subsidies/grants	7,316	-
Interest expense	(10,451)	-
Net income (loss) before income taxes	(251,876)	907,397
Income taxes	1,710	-
Net income (loss)	(253,586)	907,397
Less: Net income (loss) attributable to non-controlling interest	(94,816)	340,391
Net income (loss) attributable to China Media Inc.	$(158,770)	$567,006

Other Comprehensive Income (loss)
Net income (loss)	(253,586)	907,397
Foreign currency translation gain	22,808	18,125
Comprehensive Income (loss)	(230,778)	925,522
Less: Comprehensive income attributable to non-controlling interest	193,991	344,773
Comprehensive income (loss) attributable to China Media Inc.	$(424,769)	$580,749

Net Income (loss) per common share, basic and diluted	$(0.00)	$0.01
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,743,000

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	China Media, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance, June 30, 2008	39,743,000	$397	$8,735,615	$731,484	$(5,676,186)	3,791,310	$1,824,835	$5,616,145

Contributed rent	-	-	11,720	-	-	11,720	-	11,720

Foreign currency translation	-	-	-	18,125	-	18,125	-	18,125

Net income	-	-	-	-	567,006	567,006	344,773	911,779

Balance, June 30, 2009	39,743,000	397	8,747,335	749,609	(5,109,180)	4,388,161	2,169,608	6,557,769

Issuance of stock due to reserve merger	7,000	1	-	-	-	1	-	1

Contributed rent	-	-	2,857	-	-	2,857	1,706	4,563

Imputed interest on related party loan	-	-	(1,946)	-	-	(1,946)	3,915	1,969

Foreign currency translation	-	-	-	(265,999)	-	(265,999)	288,807	22,808

Net loss	-	-	-	-	(158,770)	(158,770)	(94,816)	(253,586)

Balance, June 30, 2010	39,750,000	$398	$8,748,246	$483,610	$(5,267,950)	$3,964,304	$2,369,220	$6,333,524

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 and 2009

	YEAR ENDED JUNE 30,
	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$(253,586)	$907,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of film costs	1,170,560	800,431
Contributed rent	4,563	11,720
Amortization expense	13,076	21,334
Depreciation expense	42,463	71,526
Impairment loss	8,779	-
Changes in operating assets and liabilities:
Accounts receivable	(498,320)	(1,494,165)
Accrued interest on notes receivable	-	211,012
Accrued interest on related party notes receivable	-	70,866
Prepaid and other current assets	-	16,705
Other assets	-	(73,265)
Cash paid for film cost	(1,198,459)	-
Accounts payable	7,897	34,207
Accrued liabilities	6,810	(3,004)
Imputed interest on related party loan	10,491	-
Net cash provided by (used in) operating activities of operations	(685,726)	574,764

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	(3,120)	-
Cash paid for other assets	(2,981,975)
Collection of notes receivable	-	2,156,892
Collection of related party notes receivable	-	644,432
Net cash provided by (used in) investing activities	(2,985,095)	2,801,324

CASH FLOW FINANCING ACTIVITIES
Proceeds from short term debt	117,496	-
Proceeds from due to related parties	213,601	45,912
Principal payments on short term debt	-	(73,265)
Net cash provided by (used in) financing activities	331,097	(27,353)

Effect of exchange rate changes on cash	11,538	471
NET CHANGE IN CASH	(3,328,186)	3,349,206
CASH AT BEGINNING OF PERIOD	3,375,449	26,243
CASH AT END OF PERIOD	$47,263	$3,375,449

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,710	$-
Non-Cash Transaction
Short term debt offset accounts receivable	$117,056	$-

The accompanying notes are an integral part of these financial statements.

1.  Description of Business

China Media Inc. (the “Company”, “China Media”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

Vallant Pictures Entertainment Co., Ltd. (“Vallant”,) was incorporated in the British Virgin Islands on May 23, 2007.

Xi’An TV Media Co. Ltd. (“Xi’An TV”) was incorporated in Xi’An, Shan’Xi Province, People’s Republic of China (“PRC”) on March 9, 2005. Xi’An TV is in the businesses of producing and developing television programming for the Chinese market.

On July 7, 2009, Fullead Overseas Limited, a company incorporated under the laws of the British Virgin Islands (the “Buyer”), entered into a share purchase agreement (the “Share Purchase Agreement”), pursuant to which the Buyer agreed to purchase a total of 32,500,000 shares of the Company’s common stock, representing 85% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis. Bin Li, the Company’s Director, is the owner and sole Director of the Buyer.

On September 16, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Vallant and Bin Li, the Company’s Director and the former sole shareholder of Vallant. According to the terms of the Share Exchange Agreement, the Company agreed to acquire the sole issued and outstanding common share of Vallant from Bin Li in exchange for 7,000 shares of the Company’s common stock.

On November 30, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant as its wholly owned subsidiary. Vallant has entered into a series of contractual obligations with Xi’An TV as well as the holders of 62.61% of the voting shares of Xi’An TV. In December 2009, the former shareholders of Xi’an TV transferred all of its equity interest in the entity to three individuals, as a result of this change of control, Vallant and the new shareholders amended the series of contractual obligations in December 2009 and September 2010, respectively.

In compliance with the PRC’s laws and regulations, Vallant conducts all of the business in China through Xi’An TV, a domestic Variable Interest Entity (“VIE”). It does this by controlling Xi’An TV through various consulting agreements and equity pledge agreement dated June 20, 2007, as amended on December 28, 2009 and September 17, 2010, respectively.

According to the Business Services Agreement, Vallant has the exclusive right to provide services required in the regular course of business to Xi’An TV, effectively restricting and controlling the operations of Xi’An TV. In exchange, Xi’An TV will provide Vallant with 62.61% (100% as amended September 17, 2010) of its income. Furthermore, the Business Operations agreement also states that Vallant has the right to control the appointment of the board members and senior executives of Xi’An TV.

According to the Option Agreement, Vallant has the exclusive and irrevocable right to acquire 100% of the equity interests of Xi’An TV if permitted under the PRC law. In the Equity Pledge Agreement, Xi’An TV shareholders also pledged 62.21% (100% as amended September 17, 2010) of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement.

In light of the above, Vallant has a controlling interest in Xi’An TV based on the fact that:

Vallant has the ability to absorb 62.61% (100% as amended September 17, 2010) of the expected residual return from Xi’An TV, which makes Vallant the primary beneficiary of Xi’An TV. In the event Xi’An TV fails to pay any required amounts, Vallant could exercise its right to acquire certain pledged shares in Xi’An TV pursuant to a equity pledge agreement executed by and between Vallant and Xi’An TV which guarantee all required payment;

Vallant has the exclusive right to purchase all of the outstanding interests in Xi’An TV, which would make Xi’An TV a wholly-owned subsidiary of Vallant when it’s allowable under the PRC regulation; and

Vallant could exercise absolute influence over Xi’An TV through overseeing the board and senior executives of Xi’An TV.

Upon executing the above agreements, Xi’An TV is considered a VIE and Vallant is its primary beneficiary. Xi’An TV is consolidated into the Vallant under the guidance of FASB Accounting Standards Codification (ASC) 810, Consolidation.

The Company had 39,743,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the Share Exchange Agreement. Upon the closing of the transactions, we issued 7,000 shares of our common stock to Bin Li, our Director and the former sole shareholder of Vallant. Mr. Li is the beneficial owner of 2,000,000 additional shares of our common stock. The 7,000 shares were issued in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Share Exchange, there were 39,750,000 shares of our common stock issued and outstanding.

The share exchange is being accounted for as a reverse merger, since the former sole shareholder of Vallant, Bin Li acquired the majority of the Company’s common stock with the aim of completing the share exchange with Vallant, and Vallant is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement will be those of Vallant and will be recorded at the historical cost basis. After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements will include the assets and liabilities of Vallant, the historical operations of Vallant and its subsidiaries from the closing date of the Share Exchange Agreement.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Xi’An TV, which is a variable interest entity with the Company as the primary beneficiary. In accordance with the United States generally accepted accounting principles (“GAAP”) regarding “Consolidation of Variable Interest Entities”, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE.

The Company evaluated its participating interest in Xi’An TV Media and concluded it is the primary beneficiary of Xi’An TV Media, a VIE. The Company consolidated Xi’An TV Media and all significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for current assets and current liabilities, such as cash, accounts receivables, notes receivables, related party notes receivables, prepaid and other current assets, accounts payable, accrued liabilities, short term debt and due to related parties, approximate fair value due to the short-term nature of these financial instruments.

Foreign Currency Translation

The Company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar.  Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into United States dollars in accordance with U.S. GAAP, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable. There is no bad debt expense recorded for the years ended June 30, 2010 and 2009.

Other Assets

The Company entered into a Letter of Intent on January 28, 2010 with Nantong Oriental Science and Education Investment Co., Ltd. (“Nantong”) to set up a training school located in Haimen, China. Per the letter of intent, the Company will contribute RMB 30,000,000 and Nantong will contribute its land use right with a determined value of RMB 20,000,000.  60% of the profits and risks from the project shall be allocated to the Company. The term of this Letter of Intent is one year started from the signing date. Both parties of this agreement will jointly operate and manage this project once it is approved and established.

As of June 30, 2010, the Company has contributed RMB 20,803,500 (USD $3,055,410). Currently, the project is waiting for the government official’s approval and hasn’t started the operation. Management believes it will obtain the government’s approval within the next six months.

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Life
Electronic Equipment	5 years
Communication Equipment	3 years
Machinery Equipment	5 years
Automobiles	10 years
Office Furniture	5 years

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

The Company has the following intangible assets:

Intangible Asset Category	Estimated Useful Life
TV series Production Right	10 years

Intangible assets with finite lives are amortized over their estimated useful life to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis and the amortization for the years ended June 30, 2010 and 2009 is $11,706 and $21,334, respectively.

 Impairment of Long-Lived Assets

The Company evaluates for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognized $8,779 and nil impairment loss in fiscal year 2010 and 2009.

Revenue Recognition

The Company’s revenue comes from the distribution of film and TV series’ broadcasting rights and investment return from the collectively produced film and TV series.

In accordance with ASC 926, Entertainment-Films, revenue from sale or licensing arrangements of a film shall be recognized when the following five revenue criteria are met: persuasive evidence of an arrangement exists, the film is completed and delivery has occurred, the license period of the arrangement has begun, the selling price is fixed or determinable, and collectability is reasonably assured.

Costs of Revenues

Film Costs - The Company capitalizes film costs in accordance with ASC 926. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Substantially all of the Company’s resources are dedicated to the production of its films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film costs until production is completed. In addition to the films being produced, costs of productions in development are capitalized as development film costs in accordance with the provisions of the ASC and are transferred to film production costs when a film is set for production. In the event a film is not set for production within three years from the time the first costs are capitalized or the film is abandoned, all such costs are generally expensed.

Film Cost Amortization - Once a film is released, film costs are amortized and participations and residual costs are accrued on an individual film basis in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period as required by the ASC. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from its distributor and its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond ten years of a film’s initial theatrical release date.

Unamortized film production costs are evaluated for impairment when indicators of impairment are present on a film-by-film basis in accordance with the requirements of the ASC. If the fair value of a film is less than its unamortized film cost, the unamortized film costs will be written down to fair value determined using a discounted cash flow calculation.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax assets or liabilities at June 30, 2010 and 2009.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income (loss) includes changes in cumulative translation adjustment from foreign currency translation.

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2010 and 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

3.  Recent Accounting Pronouncements

During the first quarter of 2010, the Company adopted the Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Effective June 15, 2009, the Company adopted the updated guidance related to subsequent events issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

In January 2010, the FASB issued a new accounting standard which amends guidance on fair value measurements and disclosures. The new guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. This standard is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51 (SFAS 160) which was codified into ASC Topic 810 “Consolidation”, (ASC 810). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. Effective July 1, 2009, the Company adopted SFAS 160 on July 1, 2009 and changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. There was no impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation” , prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 July 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

4.  Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2010	2009
Electronic Equipment	$150,778	$148,474
Communication Equipment	629	627
Machinery Equipment	85,763	85,565
Automobiles	46,874	46,765
Office Furniture	2,188	1,026
Leasehold improvement	4,128	49,323
	290,360	331,780
Less: Accumulated depreciation	(221,772)	(222,567)
Fixed assets, net	$68,588	$109,213

Depreciation expense for the years ended June 30, 2010 and 2009 was $43,834 and $71,526, respectively.

5.  Film Costs and Assets Held for Sale

Film costs consist of the following:

	June 30,
	2010	2009
Completed and not released:
TV Series	$1,762,440	$1,759,825
Documentary	-	7,327
In development-TV Series	23,499	-
	1,785,939	1,767,152
Held for sale	-	1,172,240
Film costs	$1,785,939	$594,912

Amortization of film cost was included in cost of revenues. See Note 8 for details.

In October 2009, the Company negotiated with third party buyers to sell two of its TV series at the historical costs. The transactions were consummated in the fiscal year of 2010. The costs related to these two TV series was classified as asset held for sale on the balance sheet as of June 30, 2009.

6.  Short Term Debt

Short term debt consists of the following:

	June 30,
	2010	2009
Loan from an unrelated company A	$117,496	$-
Loan from an unrelated company B	-	117,224
Total short term debt	$117,496	$117,224

The short term debts are unsecured, due on demand and non-interest bearing.

7.  Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $212,801and $0 to the Company during the year ended June 30, 2010 and 2009. The shareholder loan is free of interest with no maturity date. For the years ended June 30, 2010 and 2009, the shareholder loan has an outstanding balance of $235,631 and $21,980, respectively.

Mr. Bin Li, former Director, had advanced $0 and $45,907 to the Company during the year ended June 30, 2010 and 2009. The loan is free of interest with no maturity date. For the year ended June 30, 2010 and 2009, the loan has an outstanding balance of $46,014 and $45,907.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950. (See Note 10 for details)

8.  Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Year Ended June 30
	2010	2009
Invisible Wings - Film	$-	$452,180
Lotus Lantern Prequel TV series	-	1,223,275
Fox-Hunting TV series	877,920	-
Desert Love Story TV series	292,640	-
Advertisement	3,910	-
Total Revenues	$1,174,470	$1,675,455

The Company’s cost of revenues by film and TV series are as follows:

	Year Ended June 30
	2010	2009
Invisible Wings - Film	$-	$67,931
Lotus Lantern Prequel TV series	-	732,500
Fox-Hunting TV series	877,920	-
Desert Love Story TV series	292,640	-
Total Cost of Revenues	$1,170,560	$800,431

9.  Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

During fiscal year 2010, the tax authority determined that Xi’An TV’s taxable income should be assessed at 10% of taxable revenue until further notice from the local tax authority. The Company’s income taxes for the year ended June 30, 2010 and 2009 was $1,710 and 0 respectively. The Company’s effective tax rate for the years ended June 30, 2010 and 2009 was 1% and 0%, respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes is as follows:

	For the years ended June 30,
	2010	2009
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Permanent difference	-24.0%	-
Loss Carry forward	-	-25.0%
Total	$1%	$0.0%

The Company’s taxes were subject to a full valuation allowance as follows:

	Year ended June 30, 2010	Year ended June 30, 2009
Computed tax benefit at statutory rate	$-	$(141,752)
Change in valuation allowance	-	141,752
Income tax expense (benefit)	$-	$-

The net deferred tax asset of $1,277,295 generated by the loss carry-forward as of June 30, 2009 has been fully reserved. Such deferred tax asset and allowance were reduced to zero due to the change of control during fiscal 2010 (See Note 1).

The tax authority of the PRC conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of June 30, 2010 and 2009.

10.  Commitments and Contingencies

The Company occupies two office spaces in Xi’An, China. One was leased from a former shareholder with a monthly rent of approximately $950 and the other one was leased from a third party with a monthly rent of $7,300. The lease with the third party was terminated in December 2009.

The Company’s remaining commitments for minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending June 30,
2011	$11,750
2012	11,750
2013	11,750
2014	9791
Total	$45,041

Rent expense for the years ended June 30, 2010 and 2009 was $11,706 and $106,827, respectively.

11.  Subsequent Events

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement. Upon executing these agreements, Xi’An TV is considered a VIE and Vallant is its primary beneficiary.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2010.

Item 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of personnel with the appropriate knowledge of generally accepted accounting principles (GAAP) and the SEC reporting experience, coupled with a lack of segregation of duties and minimal staffing. To remedy this material weakness, management is actively searching for competent candidate and working with outside consultants in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, we implemented the following measures to improve our internal control over financial reporting:

(1) Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal controls over financial reporting; and

(2) Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes;

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

Our senior executives and our Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with our employees and to external stakeholders.

In addition, under the direction of the Board of Directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name 姓名	Age年龄	Position 职位
Dean Li	47	President, Chief Executive Officer, Secretary and Director
Ying Xue	39	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	42	Director
Shengli Liu	39	Director

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified.  Officers hold their positions at the will of our Board of Directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Dean Li, President, Chief Executive Officer, Secretary and Director

Dean Li has served as our President, Chief Executive Officer, Secretary and Director since July 7, 2009.  Mr. Li has significant experience in China’s capital markets and corporate management.  He received his Bachelor’s degree in radio engineering technology from the Chinese People’s Liberation Military Academy in 1985, and was awarded the military rank of Technical Captain in 1987.  After ending his military career in 1993, Mr. Li was appointed as the General Manager of the Shanghai Branch Company of Shaan’Xi Province International Trust Investment Holding Co., where he remained until 1998.

From 1998 to 2001, Mr. Li worked as the Assistant to the General Manager of Wuhan International Financial Leasing Co., and he also held the position of General Manager of Wuhan Zhongnan Securities Corp.  From 2001 to 2005, Mr. Li served as the Northern Area General Manager of Wuhan Securities Co. Ltd.  From 2000 to 2001, he also served as a Director in a Chinese publicly listed company, Dalian Thermoelectricity Holding Ltd.

Mr. Li earned a Master’s degree of enterprise culture from the Central China Normal University in 2004.  Since 2005 he has served on the board of directors of Xi’An TVMEDIA Co., Ltd. and Shaan’Xi Western Capital Investment Management Co., Ltd.

Ying Xue, Financial Officer, Principal Accounting Officer and Treasurer

Ying Xue has served as our Chief Financial Officer, Principal Accounting Officer and Treasurer since July 7, 2009.  Ms. Xue has 18 years of experience in accounting and financial management.  She earned a Bachelor’s degree in economic management from Shaan’Xi Provincial Administrative College in 2001.  From 1991 to 1992, she worked as an accountant for Xi’An City Mechanism Research Institute., and from 1992 to 2006 she worked as an accounting officer for Xi’An International Economic Technical Trading Co.

In 2006, Ms. Xue joined Xi’An TVMEDIA Co., Ltd. as a financial manager.  She acquired an intermediate accountant certificate in 2002 and a Chinese CPA certificate in 2005.

Bin Li, Director

Bin Li has served as our Director since July 7, 2009.  Mr. Li has 18 years of experience in the movie and TV industry in China.  In 2006, Mr. Li invested in Xi’An TVMEDIA Co., Ltd. and became one of its major shareholders.  From 1987 to 1990, he served in the 77th unit of the Chinese People’s Liberation Army, and from 1991 to the present he has worked in production for Xi’An Movie Studio, one of the most famous movie studios in China.

Shengli Liu, Director

Shengli Liu has served as our Director since July 7, 2009.  Mr. Liu has over 10 years of experience in business management.  He was one of the founders of Shaan’Xi Li Bao Ecological Technology Stock Co., Ltd. and has served as the company’s as Chairman since 2002.

In 1998, Mr. Liu founded Shaan’Xi Heng Li Da Real Estate Co. Ltd., where he is currently engaged in various aspects of the real estate business and serves as Chairman and General Manager. In 2001, Mr. Liu founded Shaan’Xi Henglida Commercial Co., Ltd., a company of which he is also currently the Chairman and General Manager.  From 2000 to 2002, Mr. Liu was in charge of the reorganization of the ZhongShanMen Printing Factory in Xi’An, where he facilitated an asset acquisition valued at approximately $1,250,000.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among our directors or officers.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

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

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from each candidate prior to reaching a determination.  The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The Board of Directors as a whole participates in the review of financial statements and disclosure.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2010 2009	None None	None None	None None
Ying Xue, Chief Financial Officer, Treasurer	2010 2009	$4,500 $6,000	None None	$4,500 $6,000

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2010, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2010, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2010 or June 30, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2010.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2010.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 24, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 24, 2010 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.0
Common Stock	Dean Li (2) 5/F, Huaxing Building No. 57 Keji 3 Road Gaoxing District, Xi'An Shaan'Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
Common Stock	Ying Xue (4) Room 705, 7/F, Shiguang 2000 Building No. 8 Wu Xing Street Lianhu District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.0
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Shaan’Xi Province, Xian City	3,000,000	8.0
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,539,000	19
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Shaan’Xi Province, Xi’An City	5,000,000	13
	All Others as a Group	25,539,000

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.
(3)	Shengli Liu is our Director.
(4)	Ying Xue is our Chief Financial Officer, Principal Accounting Officer and Treasurer.
(5)	Based on 39,750,000 issued and outstanding shares of our common stock as of September 24, 2010

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Dean Li, our President, had advanced $212,801and $0 to us during the years ended June 30, 2010 and 2009. The loan is free of interest with no maturity date. For the years ended June 30, 2010 and 2009, the loan has an outstanding balance of $235,631 and $21,980, respectively.

Mr. Bin Li, Director, had advanced $0 and $45,907 to us during the year ended June 30, 2010 and 2009. The loan is free of interest and no maturity date. For the year ended June 30, 2010 and 2009, the loan has an outstanding balance of $46,014 and $45,907.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

The promoters of our company are our directors and officers.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  At the moment, only Shengli Liu could be considered an independent director under most definitions of “independence”.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2010 and for fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2010 ($)	2009 ($)
Audit Fees	50,000	60,000	*
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	50,000	60,000	*

*The amount covers 2008 and 2009 two years’ audits.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Share Exchange Agreement with Vallant Pictures Entertainment dated September 16, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 18, 2009)
10.1*	Technical Consultancy and Services Agreement between Vallant Pictures Entertainment Co., Ltd. and Xi’An TV Media Inc. dated May 23, 2007
10.2
Business Operating Agreement between Vallant Pictures Entertainment Co., Ltd., Xi’An TV Media Ltd. and the Shareholders of 100% of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 21, 2010).

10.3
Equity Pledge Agreement between Vallant Pictures Entertainment Co., Ltd. and each of the Shareholders of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 21, 2010).

10.4
Exclusive Option Agreement between Vallant Pictures Entertainment Co., Ltd., Xi’An TV Media Inc. and the Shareholders of 100% of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 21, 2010).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MEDIA INC.

Date: September 28, 2010	/s/ Dean Li
Dean Li
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 28, 2010	/s/Ying Xue
Ying Xue
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Li	President, Chief Executive Officer and Director	September 28, 2010
Dean Li

/s/ Ying Xue	Chief Financial Officer and Director	September 28, 2010
Ying Xue

/s/ Bin Li	Director	September 28, 2010
Bin Li