Form 10-Q
period 2010-09-30
CHINA MEDIA INC.
filed 2010-11-15
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2010, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
September 30, 2010
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 (Unaudited)	F-1
Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4

CHINA MEDIA, INC.
Consolidated Balance Sheets
September 30, 2010
(Unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets
Cash	$208,831	$47,263
Accounts receivable, net of allowance of $36,399 at September 30 and June 30, 2010	1,468,803	1,910,862
Total current assets	1,677,634	1,958,125

Fixed assets, net	63,605	68,588
Intangible assets, net	54,098	55,811
Film costs	1,815,488	1,785,939
Other Assets	3,259,742	3,055,410

Total assets	$6,870,567	$6,923,873

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$103,248	$180,905
Accrued liabilities	12,555	10,303
Short term debt	119,440	117,496
Due to related parties	6,930	281,645
Deferred revenue	223,950	-
Total current liabilities	466,123	590,349

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 and 39,750,000 shares issued and outstanding, respectively	398	398
Additional paid-in capital	13,972,839	8,748,246
Accumulated other comprehensive income	876,919	483,610
Accumulated deficit	(8,445,712)	(5,267,950)
Total China Media Inc.'s stockholders' equity	6,404,444	3,964,304
Non-controlling interest	-	2,369,220
Total stockholders' equity	6,404,444	6,333,524

Total liabilities and stockholders' equity	$6,870,567	$6,923,873

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Selling, general and administrative	27,851	24,671
Depreciation and amortization expense	8,591	15,600
Total operating expenses	(36,442)	(40,271)

Other income (expense)
Interest income
Government subsidies/grants	2,956	-
Interest expense		-
Net income (loss) before income taxes	(33,485)	(40,271)
Income taxes	97	-
Net income (loss)	(33,582)	(40,271)
Less: Net income (loss) attributable to non-controlling interest	10,743	15,058
Net income (loss) attributable to China Media Inc.	$(22,840)	$(25,213)

Other Comprehensive Income (loss)
Net income (loss)	(33,582)	(40,271)
Foreign currency translation gain(loss)	112,789	(1,182)
Comprehensive Income (loss)	70,207	(41,453)
Less: Comprehensive income attributable to non-controlling interest	25,338	(15,449)
Comprehensive income (loss) attributable to China Media Inc.	$53,869	$(25,954)

Net Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,744,141

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(33,582)	$(40,271)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Contributed rent		2,925
Amortization expense	2,956	1,215
Depreciation expense	5,635	14,385
Changes in operating assets and liabilities:
Accounts receivable	473,674	144
Accounts payable	(80,650)	61
Accrued liabilities	2,082	(325)
Deferred Revenue	223,950	-
Net cash provided by (used in) operating activities of operations	594,064	(21,866)

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	274	-
Cash paid for other assets	(153,778)	-
Loans made to others	-	(3,370,190)
Net cash used in investing activities	(153,504)	(3,370,190)

CASH FLOW FINANCING ACTIVITIES
Payments to (Proceeds from) due to related parties	(279,375)	21,980
Net cash provided by (used in) financing activities	(279,375)	21,980

Effect of exchange rate changes on cash	383	(89)
NET CHANGE IN CASH	161,568	(3,370,165)
CASH AT BEGINNING OF PERIOD	47,263	3,375,449
CASH AT END OF PERIOD	$208,831	$5,284

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$97	$-

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

1. Organization, Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements as of September 30, 2010 and for the three months ended September, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in China Media’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Share Exchange

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

China Media Inc. (the “Company”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007. On November 30, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”) as its wholly owned subsidiary.  Vallant has entered into a series of contractual obligations with Xi’An TV Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Xi’An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi’An TV.

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

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement. Upon executing these agreements, Xi’An TV is considered a 100% owned VIE by Vallant.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Xi’An TV, which is a variable interest entity with the Company as the primary beneficiary. In accordance with United States generally accepted accounting principles (“GAAP”) regarding “Consolidation of Variable Interest Entities”, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. The Company evaluated its participating interest in Xi’An TV and concluded it is the primary beneficiary of Xi’An TV, a variable interest entity. The Company consolidated Xi’An TV and all significant intercompany transactions and balances have been eliminated.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30 and June 30, 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Developments

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning July 1, 2010.  We adopted the amendment July 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

2. Related Party Transactions

Mr. Dean Li, President and General Manager, had advanced approximately $6,930 to the Company during the three month period ended September 30, 2010. The shareholder loan is free of interest with no maturity date.
The Company leased an office space from a related party with a monthly rent of approximately $1,000. The rent for the three month period ended September 30, 2010 was approximately $3,000.

3. Other Assets

The Company entered into a Letter of Intent on January 28, 2010 with Nantong Oriental Science and Education Investment Co., Ltd. (“Nantong”) to set up a training school located in Haimen, China. Per the letter of intent, the Company will contribute RMB 30,000,000 and Nantong will contribute its land use right with a determined value of RMB 20,000,000.  60% of the profits and risks from the project shall be allocated to the Company. The term of this Letter of Intent is one year started from the signing date. Both parties of this agreement will jointly operate and manage this project once it is approved and established. As of September 30, 2010, the Company has contributed $3,259,742. Currently, the project is waiting for the government official’s approval and hasn’t started the operation. Management believes it will obtain the government’s approval within the next six months.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our results of operations are summarized below:

	Three Months Ended September 30, 2010 ($)	Three Months Ended September 30, 2009 ($)
Revenue	Nil	Nil
Cost of Revenue	Nil	Nil
Expenses	36,442	40,271
Net Loss	(33,582)	(40,271)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	39,750,000	39,744,141

We had no sales for the three months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010 we incurred a net loss of $33,582. During the same period in 2009 we incurred a net loss of $40,271. Our net loss per share did not change during these periods at $Nil per share.  Our total operating expenses for the three months ended September 30, 2010 were $36,442. During the same period in 2009 our operating expenses were $40,271.

Liquidity and Capital Resources

As of September 30, 2010 we had cash of $208,831 in our bank accounts and a working capital surplus of $1,211,511.

For the three months ended September 30, 2010, we had net cash provided by operating activities of $594,064, compared to net cash used in operating activities of $21,866 during the same period in 2009.

During the three months ended September 30, 2010, we had net cash spending of $153,504 on investing activities of, compared to net cash spending of $3,370,190 on investing during the same period in 2009.

During the three months ended September 30, 2010, we used net cash of $279,375 in financing activities, compared to net cash received of $21,980 from financing activities during the same period in 2009.

Our cash level increased by $161,568 during the three months ended September 30, 2010.

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who have determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

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

As of September 30, 2010, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 15, 2010	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Ying Xue
Date: November 15, 2010	Ying Xue
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)