Form 10-Q
period 2010-12-31
CHINA MEDIA INC.
filed 2011-02-14
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2011, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

China Media Inc.
December 31, 2010
(Unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 (Unaudited)	F-1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009 (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (Unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-4

CHINA MEDIA, INC.
Condensed Consolidated Balance Sheets
December 31, 2010
(Unaudited)

	December 31, 2010	June 30, 2010
Assets
Current assets
Cash	$18,697	$47,263
Accounts receivable, net of allowance of $36,872 and $35,724 at December 31, 2010 and 2009, respectively	1,677,686	1,910,862
Total current assets	1,696,383	1,958,125

Fixed assets, net	58,911	68,588
Intangible assets, net	51,421	55,811
Film costs	1,858,740	1,785,939
Deposit	3,302,099	3,055,410

Total assets	$6,967,554	$6,923,873

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$95,797	$180,905
Accrued liabilities	16,236	10,303
Short term debt	120,992	117,496
Due to related parties	119,834	281,645
Deferred revenue	226,860	-
Total current liabilities	579,719	590,349

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding	398	398
Additional paid-in capital	13,972,839	8,748,246
Accumulated other comprehensive income	959,037	483,610
Accumulated deficit	(8,544,439)	(5,267,950)
Total China Media Inc.'s stockholders' equity	6,387,835	3,964,304
Non-controlling interest	-	2,369,220
Total stockholders' equity	6,387,835	6,333,524

Total liabilities and stockholders' equity	$6,967,554	$6,923,873

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$178,493	$1,173,067	$178,493	$1,173,067
Cost of revenues	159,099	1,173,067	159,099	1,173,067
Gross profit	19,394	-	19,394	-

Selling, general and administrative	109,446	111,870	137,394	136,541
Depreciation and amortization expense	8,700	15,621	17,291	31,221
Total operating expenses	(118,146)	(127,491)	(154,685)	(167,762)

Government subsidies/grants	25		2,982
Net loss	(98,727)	(127,491)	(132,309)	(167,762)
Less: Net loss attributable to non-controlling interest	-	47,668	10,743	62,726
Net loss attributable to China Media, Inc.	(98,727)	(79,823)	(121,566)	(105,036)

Other comprehensive income (loss)
Net loss	(98,727)	(127,491)	(132,309)	(167,762)
Foreign currency translation	73,831	6,524	186,620	5,342

Comprehensive loss	(24,896)	(120,967)	54,311	(162,420)
Less: comprehensive loss attributable to non-controlling interest		47,668	25,338	62,726
Comprehensive loss attributable to China Media, Inc.	$(24,896)	$(73,299)	$28,973	$(99,694)

Net loss per share basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
		2010	2009
CASH FLOWS OPERATING ACTIVITIES
Net loss		$(132,309)	$(167,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contributed Rent		-	5,868
Amortization expense		5,963	5,790
Depreciation expense		11,328	25,240
Changes in operating assets and liabilities
Accounts receivable		285,219)	(96,123)
Cash paid for film costs		(19,335)	(293,400)
Accounts payable		(88,989)
Accrued expenses		5,515	(320)
Deferred Revenue		226,860	-
Net cash provided by (used in) operating activities of operations		(294,252)	(520,707)

CASH FLOW INVESTING ACTIVITIES
Cash paid for deposit		(153,191)
Collections of note receivable			1,467,000
Loans made to others		-	(4,452,345)
Net cash used in investing activities		(153,191)	(2,985,345)

CASH FLOW FINANCING ACTIVITIES
Payments to (proceeds from) related parties		(170,191)	129,816
Net cash provided by (used in) financing activities		(170,191)	129,816

Effect of exchange rate changes on cash		564	5,551
NET CHANGE IN CASH		(28,566)	(3,370,685)
CASH AT BEGINNING OF PERIOD		47,263	3,375,449
CASH AT END OF PERIOD		$18,697	$4,764

SUPPLEMENTAL INFORMATION:
Interest paid		$-	$-
Income taxes paid		$676	$-
Non-Cash Transaction
Short term debt offset accounts receivable	$		$117,224

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010

1.  Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2010 included in this document have been omitted.

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

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement. Upon executing these agreements, Vallant is deemed to have a 100 percent controlling financial interest in Xi’An TV for financial reporting purposes as a result of these agreements and Vallant having power over significant activities affecting Xi’An TV’s economic performance. During the six months ended December 31, 2010, $5,224,593, $324,145 and $(3,154,923) were reclassified to additional paid-in capital, accumulated other comprehensive income and accumulated deficit that are attributable to China Media Inc’s stockholders and non-controlling interest had a zero balance at December 31, 2010.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Xi’An TV, which is a variable interest entity with the Company as the primary beneficiary. In accordance with United States generally accepted accounting principles (“GAAP”) regarding “Consolidation of Variable Interest Entities”, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. The Company evaluated its participating interest in Xi’An TV Media and concluded it is the primary beneficiary of Xi’An TV Media, a variable interest entity. The Company consolidated Xi’An TV Media and all significant intercompany transactions and balances have been eliminated.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in fiscal 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted the amendment July 1, 2010 and it did not have any impact on the Company’s financial position or results of operations..

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.  Related Party Transactions

Mr. Dean Li, President and General Manager, had advanced $119,834 to the Company at December 31, 2010. The shareholder loan is free of interest with no maturity date.

The Company leased an office space from a related party with a monthly rent of approximately $1,000. The contributed rent for the six month period ended December 31, 2010 was approximately $6,000.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Results of Operations

Our results of operations are summarized below:

Results of Operations for the six months ended December 31, 2010 and 2009.

	Six Months Ended December 31, 2010 ($)	Six Months Ended December 31, 2009 ($)
Revenue	178,493	1,173,067
Cost of Revenue	159,099	1,173,067
Expenses	154,685	167,762
Net Loss	(132,309)	(167,762)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	39,750,000	39,750,000

We generated all of our revenue primarily by advertising revenue for the this six months ended December 31, 2010. Revenues decreased by $994,574 or 84.8% to $178,493 for the six months ended December 31, 2010 from $1,173,067 for the six months ended December 31, 2009.  Last year revenue came from selling TV series. We did not sell any TV series during the six months period ended December 31, 2010.

Our cost of goods sold for the six months ended December 31, 2010 was $159,099, compared to $1,173,067 for the six months ended December 31, 2009, an decrease of $1,013,968 or approximately 86%. This is attributed to the client sold 'Hunting fox' and ' Love in Desert'  at cost for $1,173,067 in 2009.

Our gross profit increased by $19,394 to $19,394 for the six months ended December 31, 2010 from $0 for the six months ended December 31, 2009. The increase was primarily due to the advertising revenue.

Total operating expenses for the six months ended December 31, 2010 was $154,685, compared to $167,762 for the six months ended December 31, 2009, an decrease of $13,077 or approximately 7.8%. The decrease was mainly due to reduction of depreciation expenses.

For the six months ended December 31, 2010 we incurred a net loss of $132,309. During the same period in 2009 we incurred a net loss of $167,762. Our net loss per share did not change during these periods at $Nil per share. Our total operating expenses for the six months ended December 31, 2010 were $154,685. During the same period in 2009 our operating expenses were $167,762.

Results of Operations for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31, 2010 ($)	Three Months Ended December 31, 2009 ($)
Revenue	178,493	1,173,067
Cost of Revenue	159,099	1,173,067
Expenses	-118,146	127,491
Net Loss	(98,727)	(127,491)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	39,750,000	39,750,000

During the three months ended December 31, 210 we generated revenue primarily from advertising. Revenues decreased by $994,574 or 84.8% to $178,493 for the three months ended December 31, 2010 from $1,173,067 for the three months ended December 31, 2009.  Last year’s revenues were the result of selling TV series developed by us. We did not sell any TV series during the three months period ended December 31, 2010.

Our cost of goods sold for the three months ended December 31, 2010 was $159,099, compared to $1,173,067 for the three months ended December 31, 2009, an decrease of $1,013,968 or approximately 86%. This is attributed to the client sold 'Hunting fox' and ' Love in Desert' at cost for $1,173,067 in 2009.

Our gross profit increased by $19,394 to $19,394 for the three months ended December 31, 2010 from $0 for the three months ended December 31, 2009. The increase was primarily due to the advertising revenue.

Total operating expenses for the three months ended December 31, 2010 was $118,146, compared to $127,491 for the three months ended December 31, 2009, an decrease of $9,345 or approximately 7.3%. The decrease was mainly due to reduction of depreciation expenses.

For the three months ended December 31, 2010 we incurred a net loss of $98,727. During the same period in 2009 we incurred a net loss of $127,491. Our net loss per share did not change during these periods at $Nil per share.  Our total operating expenses for the three months ended December 31, 2010 were $118,146. During the same period in 2009 our operating expenses were $127,491.

Liquidity and Capital Resources

As of December 31, 2010 we had cash of $18,697 in our bank accounts and a working capital surplus of $1,116,664.

For the six months ended December 31, 2010, we had net cash inflow of $294,252 on operating activities, compared to net cash spending of $(520,707) on operating activities during the same period in 2009. It’s mainly due to collection of accounts receivable and customer deposits, offset by cash paid for film costs and operating loss.

During the six months ended December 31, 2010, we paid approximately $153,191 in investing activities, compared to $2,985,345 used in investing activities during the same period in 2009.

During the six months ended December 31, 2010, we spent net cash of $170,191 in financing activities, compared to net cash received of $129,816 from financing activities during the same period in fiscal 2009.

Our cash level decreased by $28,566 during the six months ended December 31, 2010.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We intend to meet our cash requirements for the next 12 months through retaining income generated from daily operations and partnerships with finance groups on television and movie projects.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

 Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective.

During the quarterly period, we implemented the following measures to improve our internal control over financial reporting:

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

Changes in Internal Control

Except for the changes discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that occurred during the quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 14, 2011	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Ying Xue
Date: February 14, 2011	Ying Xue
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)