Form 10-Q
period 2011-03-31
CHINA MEDIA INC.
filed 2011-05-13
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2011, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA MEDIA INC.
MARCH 31, 2011
(UNAUDITED)

Financial Statement Index

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	F-1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011, and 2010 (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 (Unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-4

CHINA MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	JUNE 30, 2010
Assets	(UNAUDITED)
Current assets
Cash and cash equivalent	$29,285	$47,263
Accounts receivable, net of allowance of $37,106 and $35,663 at March 31, 2011 and 2010, respectively	1,754,914	1,910,862
Total current assets	1,784,199	1,958,125

Fixed assets, net	53,520	68,588
Intangible assets, net	48,704	55,811
Other Assets- Deposit	3,323,058	3,055,410
Film costs	1,870,538	1,785,939

Total assets	$7,080,019	$6,923,873

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$170,362	$180,905
Accrued liabilities	20,574	10,303
Short term debt	121,760	117,496
Due to related parties	135,814	281,645
Deferred revenue	228,300	-
Total current liabilities	676,810	590,349

Stockholders’ ' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 and 39,750,000 shares issued and outstanding, respectively	398	398
Additional paid-in capital	13,972,839	8,748,246
Accumulated other comprehensive income	999,739	483,610
Accumulated deficit	(8,569,767)	(5,267,950)
Total China Media Inc.'s stockholders' equity	6,403,209	3,964,304
Non-controlling interest	-	2,369,220
Total Stockholders' equity	6,403,209	6,333,524

Total liabilities and Stockholders’' equity	$7,080,019	$6,923,873

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$238,301	$38,810	$416,794	$1,211,877
Cost of revenues	219,443	34,615	378,542	1,207,682
Gross profit	18,858	4,195	38,252	4,195

Selling, general and administrative	34,276	20,931	171,670	157,472
Depreciation and amortization expense	8,737	15,573	26,028	46,794
Total operating expenses	43,013	36,504	197,698	204,266

Other income (expense)
Interest income	-	44,467		44,467
Government subsidies/grants	12	7,326	2,994	7,326
Interest expense	-	-		-
Net income (loss) before income taxes	(24,143)	19,484	(156,452)	(148,278)
Income taxes	1,185	-	1,185	-
Net income (loss)	(25,328)	19,484	(157,637)	(148,278)
Less: Net income (loss) attributable to non-controlling interest		(7,285)	10,743	52,160
Net income (loss) attributable to China Media Inc.	$(25,328)	$12,199	$(146,894)	$(96,118)

Other Comprehensive Income (loss)
Net income (loss)	(25,328)	19,484	(157,637)	(148,278)
Foreign currency translation gain	40,702	(16,202)	227,322	(10,860)
Comprehensive Income (loss)	15,374	3,282	69,685	(159,138)
Less: Comprehensive (income) loss attributable to non-controlling interest	-	(1,227)	25,338	59,502
Comprehensive loss attributable to China Media Inc.	15,374	2,055	44,347	(99,636)

Net Income (loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	2011	2010
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$(157,637)	$(148,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contributed rent	-	8,791
Amortization expense	8,982	8,791
Depreciation expense	17,046	38,003
Impairment loss		-
Changes in operating assets and liabilities:
Accounts receivable	221,594	(123,604)
film cost	(19,461)	(3,256,623)
Accounts payable	(16,721)	11,087
Accrued expenses	9,734	(677)
Deferred Revenue	224,550	-
Net cash provided by operating activities of operations	288,087	(3,462,510)

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	223	(2,680)
Cash paid for investment	(154,191)
Net cash provided by (used in) investing activities	(153,968)	(2,680)

CASH FLOW FINANCING ACTIVITIES
Proceeds from due to related parties	(153,489)	136,452
Net cash provided by (used in) financing activities	(153,489)	136,452

Effect of exchange rate changes on cash	1,392	(15,495)
NET CHANGE IN CASH	(17,978)	(3,344,233)
CASH AT BEGINNING OF PERIOD	47,263	3,375,449
CASH AT END OF PERIOD	$29,285	$31,216

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Short term debt offsets accounts receivable	$-	$117,026

The accompanying notes are an integral part of these financial statements

CHINA MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

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

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement. Upon executing these agreements, Vallant is deemed to have a 100 percent controlling financial interest in Xi’An TV for financial reporting purposes as a result of these agreements and Vallant having power over significant activities affecting Xi’An TV’s economic performance. During the nine months ended March 31, 2011, $5,224,593, $324,145 and $(3,154,923) were reclassified to additional paid-in capital, accumulated other comprehensive income and accumulated deficit that are attributable to China Media Inc’s stockholders and non-controlling interest had a zero balance at March 31, 2011.

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

2.  Related Party Transactions

Mr. Dean Li, President and General Manager, had advanced $135,814 to the Company at March 31, 2011. The shareholder loan is free of interest with no maturity date and due on demand.

The Company leased an office space from a related party with a monthly rent of approximately $1,000. The contributed rent for the nine month period ended March 31, 2011 was approximately $9,000.

3.  Subsequent Events

The Company received account receivable of $1,522,000 from one client on April 22, 2011.

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

Results of Operations

Our results of operations are summarized below:

Results of Operations for the nine months ended March 31, 2011 and 2010.

	Nine Months Ended March 31, 2011 ($)	Nine Months Ended March 31, 2010 ($)
Revenue	416,794	1,211,877
Cost of Revenue	378,542	1,207,682
Gross profit	38,252	4,195
Operating Expenses	197,698	204,266
Other income	2,994	51,793
Income taxes	1,185	-
Net Income (Loss)	(157,637)	(148,278)

Revenues

We generated all of our revenue primarily by advertising revenue for the nine months ended March 31, 2011. Revenues decreased by $795,083 or 65.6% to $416,794 for the nine months ended March 31, 2010 from $1,211,877 for the nine months ended March 31, 2010.  We generated revenue from selling TV series for the nine months ended March 31, 2010 and did not sell any TV series for the nine months ended March 31, 2011.

Cost of goods sold

Our cost of goods sold for the nine months ended March 31, 2011 was $378,542, compared to $1,207,682 for the nine months ended March 31, 2010, a decrease of $829,140 or approximately 68.7%. This is attributed to the sold of 'Hunting fox' and ' Love in Desert' at cost for $1,173,067 in 2009.

Gross profit

Our gross profit increased by $34,057 to $38,252 for the nine months ended March 31, 2011 from $4,195 for the nine months ended March 31, 2010. The increase was primarily due to the advertising revenue.

Operating expenses

Total operating expenses for the nine months ended March 31, 2011 was $197,698, compared to $204,266 for the nine months ended March 31, 2010, a decrease of $6,568 or approximately 3.2%. The decrease was mainly due to reduction of depreciation expenses for some fixed assets depreciation expired.

Net income (lose)

For the nine months ended March 31, 2011 we incurred a net loss of $157,637. During the same period in 2010 we incurred a net loss of $148,278.

Results of Operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011 ($)	Three Months Ended March 31, 2010 ($)
Revenue	238,301	38,810
Cost of Revenue	219,443	34,615
Gross profit	18,858	4,195
Operating Expenses	43,013	36,504
Other Income(Loss)	12	51,793
Income tax	1,185	-
Net income (Loss)	(25,328)	19,484

Revenues

During the three months ended March 31, 2011 we generated revenue primarily from advertising. Revenues increased by $199,491 or 514.02% to $238,301 for the three months ended March 31, 2010 from $38,810 for the three months ended March 31, 2010.  The revenues were generated through commercial sales to Advertising agencies for the three months ended March 31, 2010. We did not sell any TV series for  the three months ended March 31, 2011.

Cost of goods sold

Our cost of goods sold for the three months ended March 31, 2011 was $219,443, compared to $34,615 for the three months ended March 31, 2010, an increase of $184,828 or approximately 533.95%. The cost incurred by the cost of the advertising agency.

Gross profit

Our gross profit increased by $14,663 to $18,858 for the three months ended March 31, 2011 from $4,195 for the three months ended March 31, 2010. The increase was primarily due to the advertising revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2011 was $43,013, compared to $36,504 for the three months ended March 31, 2010, an increase of $6,509 or approximately 17.8%. The increase was mainly due to reduction of depreciation expenses for some fixed assets depreciation expired.

Net income (loss)

For the three months ended March 31, 2011 we incurred a net loss of $25,328. During the same period in 2010 we incurred a net income of $19,484.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2011	2010

Net cash provided by (used in)operating activities	$288,087	(3,462,510)
Net cash provided by (used in) investing activities	(153,968)	(2,680)
Net cash (used in)financing activities	(153,489)	136,452
Effect of exchange rate changes on cash and cash equivalents	1,392	(15,495)
NET CHANGE IN CASH	(17,978)	(3,344,233)
CASH AT BEGINNING OF PERIOD	47,263	3,375,449
CASH AT END OF PERIOD	$29,285	$31,216

As of March 31, 2011 we had cash of $29,285 in our bank accounts and a working capital surplus of $1,107,389.

For the nine months ended March 31, 2011, we had net cash inflow of $288,087 on operating activities, compared to net cash spending of $(3,462,510) on operating activities during the same period in 2010. It’s mainly due to collection of accounts receivable and customer deposits, offset by cash paid for film costs and operating loss.

During the nine months ended March 31, 2011, we spent approximately net cash of $ 153,968 in investing activities for additional investment in Haimen project, compared to $2,680 used in investing activities during the same period in 2010.

During the nine months ended March 31, 2011, we spent net cash of $153,489 in financing activities, compared to net cash received of $136,452 from financing activities during the same period in fiscal 2010.

Our cash level decreased by $17,978 during the nine months ended March 31, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

ExhibitNumber	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 11, 2011	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Ying Xue
Date: May 11, 2011	Ying Xue
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)