Form 10-K
period 2011-06-30
CHINA MEDIA INC.
filed 2011-09-28
CIK 1434674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 333-150952

CHINA MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi'an City, Shaan'xi Province, China	710068
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (86) 298765-1114

Copy of Communications to:

Bernard & Yam, LLP
Attn: Bin Zhou, Esq.
401 Broadway, Suite 1708
New York, NY 10013
Phone: 212-219-7783
Facsimile: 212-219-3604

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock，Par Value $ 0.00001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 (11,243,000) was $0 based on a $nil closing price for the Common Stock on June 30, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 27, 2011.

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

In exchange, Xi’An TV must provide Vallant with 100% (62.61% until September 17, 2010) of its income.  This agreement is effective for an indefinite term and may be terminated by Vallant at any time with no notice.

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

Equity Pledge Agreement. Pursuant to this agreement between Xi'An TV, the Xi’An TV Shareholders and Vallant, the Xi’An TV Shareholders pledged 100% (62.61% until September 17, 2010) in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the business operations agreement described above.  If Xi’An TV or the Xi’An TV Shareholders breach their respective contractual obligations, Vallant, as the pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.  The Xi’An TV Shareholders also agreed that upon the occurrence of any event of default, Vallant will acquire an exclusive, irrevocable power of attorney to take the place and stead of the Xi’An TV Shareholders to carry out the security provisions of this agreement and take any action and execute any instrument that Vallant may deem necessary or advisable to accomplish the purposes of this agreement.  The Xi’An TV Shareholders must not dispose of their pledged equity interests or take any actions that would prejudice Vallant’s interests.  This agreement is effective for an indefinite term and may be terminated by Vallant at any time with no notice.

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

Business Overview:

Products and Services

Since our incorporation we have produced one feature-length film, eleven television series and one documentary.  We have also begun producing or scheduled production to begin on additional programming described later in this section.   Our programming that we have either produced or begun to produce consists of the following:

Name	Programming Type	Status
Invisible Wings	Film	Released and Sold
Special Mission	TV Series	Released
Lotus Lantern Prequel	TV Series	Released
Lucky Chicken	TV Series	Released
Hard Corps	TV Series	Released
Tianshan Urgency Action	TV Series	Released
Drive Dragon Gate	TV Series	Released
Lover’s Grief	TV Series	Released
Plum Blossom Archives	TV Series	Released
Gongtan Ancient Town of China	Documentary	Released
Doctor County Mayor	TV Series	To Be Released
Fox-Hunting	TV Series	Sold
Desert Love Story	TV Series	Sold
The ordinary lives of the miners and their wives	TV Series	Released

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

In 2007, our television series Special Mission received a viewership rating of 4% of the entire Chinese market when it was broadcast on China Central Television (“CCTV”), Channel 8.  In the same year Invisible Wingsreceived the Outstanding Children’s Film and Outstanding Young Actress awards during the 12th Film Ornamental Column Awards, the Golden Elephant Award during the Indian International Film Festival, the Golden Angel Award during the Hollywood China-USA Film Festival, and was featured as the opening film of Beijing International Sport Film Week.

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

We plan to invest approximately $7,990,000 in producing and distributing six new television series over the next two years. We anticipate raising sufficient capital for these expenditures through debt or equity financing as well as engaging in joint venture productions with other established production companies.

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

Name	Programming Type	Current Intellectual Property Ownership
Special Mission	TV Series	Yes
Invisible Wings	Film	No (Sold)
Doctor County Mayor	TV Series	Yes
Lotus Lantern Prequel	TV Series	Yes
Fox-Hunting	TV Series	No (Sold)
Lucky Chicken	TV Series	Yes
Hard Corps	TV Series	Yes
Tianshan Urgency Action	TV Series	Yes
Drive Dragon Gate	TV Series	Yes
Lover’s Grief	TV Series	Yes
Desert Love Story	TV Series	No (Sold)
Gongtan Ancient Town of China	Documentary	Yes
Six Men’s Disasters in Tang Dynasty	TV Series Script	Yes
The ordinary lives of the miners and their wives	TV Series	Yes

We also own the copyright of our logo and all of the contents of our website, www.xatvm.com.

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2011 and 2010.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space and occupy one office space for free totaling 1,109 square meters in area for the following business purposes:

●
Production Center: Room B 2802, Yiyuange Building B, Huashuo Garden, No. 190, Wenyi Road, Yanta District, Xi’An, Shaan’Xi Province, China, with an area of 209 square meters.  We rent this office from our former shareholder, Zheng Shao Kang, at a cost of approximately $1,000 per month.

●
Corporate Office: 7/F, Time 2000 Plaza, #6 Wuxing Street, Beilin District, Xi’An Shaan’Xi Province, China, with an area of 900 square meters. Since April 2010, we have occupied this office space which belongs to Shaanxi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, President and Shareholder of Xi’An TV, for free. In return, we issued a one-year note of $1,423,240 to SXRT with interest rate of 3%. Though we did not make the monthly rent payment to SXRT, we recorded imputed rent expense of approximately $2,055 per month based on market interest rate.

For the year ended June 30, 2011 our total rent expenses including imputed rent expense were $41,622 for all our office space.

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

Holders

As of September 27, 2011 there were 256 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2011 and as of September 27, 2011 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2011.

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

Liquidity and Capital Resources

For the years ended June 30, 2011 and June 30, 2010

As of June 30, 2011 we had $1,257,770 in cash, current assets of $2,913,366, current liabilities of $416,602 and working capital of $2,496,764.  As of June 30, 2010 we had $47,263 in cash, current assets of $1,959,343, current liabilities of $591,567 and working capital of $1,367,776. As of June 30, 2011 we had total assets of $7,034,165, compared to total assets of $6,925,091 as of June 30, 2010.

During the year ended June 30, 2011 we received net cash of $3,077,928 from operating activities, compared to net cash used of $685,726 in operating activities during the year ended June 30, 2010. The increase in net of cash of $3,763,654 was mainly due to the decrease of prepaid and other receivable and less cash paid for film cost.

During the year ended June 30, 2011 we used net cash of $1,692,842 in investing activities, including $1,537,140 used for two one-year term notes to third parties. During the year ended June 30, 2010 we used net cash of $2,985,095 in investing activities, including $2,981,975 used for our investment in Nantong Training project.

During the year ended June 30, 2011 we spending net cash of $208,487 on financing activities, including $120,560 used to pay off the short term debt. During the year ended June 30, 2010 we received net cash of $331,097 on financing activities, including $117,496 received as short term debt and $213,601 received as loans from related parties.

Our net cash increased of $1,210,507 during the year ended June 30, 2011, compared to net cash decreased by $3,328,186 during the year ended June 30, 2010.  The increase in cash during fiscal 2011 was due to reasons discussed as above.

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

We estimate that our expenses over the next 12 months (beginning October 2011) will be approximately $20,400,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Film and television series production costs	12 months	18,000,000
Marketing and advertising	12 months	500,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	300,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	1,000,000
General and administrative expenses	12 months	100,000
Total		20,400,000

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2011 and 2010:

	For the Years Ended June 30
	2011	2010

Revenues	$1,405,410	$1,174,470
Cost of revenues	1,205,600	1,170,560
Gross profit	199,810	3,910

Operating expenses
Selling, general and administrative expenses	251,133	232,740
Impairment loss	-	8,779
Depreciation and amortization expense	35,616	55,540
Total operating expenses	286,749	297,059

Other income (expenses):
Interest income	32,942	44,408
Government subsidies/grants	3,014	7,316
Interest expense	(14,525)	(10,451)
Total other expenses	21,431	41,273

Net loss before income taxes	(65,508)	(251,876)
Income taxes	1,402	1,710
Net loss	(66,910)	(253,586)

Less : net loss attributable to non-controlling interest	(10,646)	(94,816)

Net loss attributable to China Media, Inc.	$(56,264)	$(158,770)

Revenues

During the year ended June 30, 2011 we generated $1,405,410 in revenues, compared to revenues of $1,174,470 during the year ended June 30, 2010, an increase of $230,940. Such increase was mainly due to our continued sales for TV series.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2011 was $1,205,600, an increase of $35,040, as compared to $1,170,560 for the year ended June 30, 2010. The increase is due to cost incurred for the TV series sold in the current fiscal year.

Gross Profit

As a result of the foregoing, our gross profit increased $195,900 from $3,910 for the year ended June 30, 2010 to $199,810 for the year ended to June 30, 2011.

Operating Expenses

During the year ended June 30, 2011 our total operating expenses were $286,749, a decrease of $10,310, as compared to $297,059 for the year ended June 30, 2010.

Net Income

For the year ended June 30, 2011 we generated a net loss of $66,910, compared to net loss of $253,586 for the year ended June 30, 2010, an increase of $186,676. Such increase is due to the increased income from operations.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities, due to related parties and short term debt, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.
Consolidated Financial Statements
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2011 and 2010	F-2
Consolidated Statements Operations and Comprehensive Income for the years ended June 30, 2011 and 2010	F-3
Consolidated Statement Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Media Inc.
Xi’an, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas
September 28, 2011

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	JUNE 30, 2010
Assets
Current assets
Cash and cash equivalents	$1,257,770	$47,263
Accounts receivable, net of allowance of $37,716 and $35,807 at June 30, 2011 and 2010, respectively	-	438,754
Notes receivable	1,577,940	-
Prepaid and other receivable	77,656	1,473,326
Total current assets	2,913,366	1,959,343

Fixed assets, net	48,554	68,588
Intangible assets, net	46,410	55,811
Film costs	648,193	1,785,939
Other assets	3,377,642	3,055,410

Total assets	$7,034,165	$6,925,091

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,282	$2,981
Accrued liabilities and other payable	202,920	189,445
Short term debt	-	117,496
Due to related parties	206,400	281,645
Total current liabilities	416,602	591,567

Total liabilities	416,602	591,567

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2011 and June 30, 2010	398	398
Additional paid-in capital	11,157,099	8,748,246
Accumulated other comprehensive income	784,280	483,610
Accumulated deficit	(5,324,214)	(5,267,950)
Total China Media Inc.'s stockholders' equity	6,617,563	3,964,304
Non-controlling interest	-	2,369,220
Total stockholders' equity	6,617,563	6,333,524

Total liabilities and stockholders' equity	$7,034,165	$6,925,091

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEARS ENDED JUNE 30,
	2011	2010

Revenues	$1,405,410	$1,174,470
Cost of revenues	1,205,600	1,170,560
Gross profit	199,810	3,910

Selling, general and administrative	251,133	232,740
Impairment loss	-	8,779
Depreciation and amortization expense	35,616	55,540
Total operating expenses	286,749	297,059

Other income (expense)
Interest income	32,942	44,408
Government subsidies/grants	3,014	7,316
Interest expense	(14,525)	(10,451)
Net loss before income taxes	(65,508)	(251,876)
Income taxes	1,402	1,710
Net loss	(66,910)	(253,586)
Less: Net loss attributable to non-controlling interest	(10,646)	(94,816)
Net loss attributable to China Media, Inc.	$(56,264)	$(158,770)

Other comprehensive income (Loss)
Net loss	(66,910)	(253,586)
Foreign currency translation gain	336,424	22,808
Comprehensive income (loss) attributable to China Media Inc.	269,514	(230,778)
Less: Comprehensive income attributable to non-controlling interest	25,108	193,991
Comprehensive income (loss) attributable to China Media Inc.	$244,406	$(424,769)

Net Income (loss) per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHAGNES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

				Accumulated		China Media,
			Additional	Other		Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, June 30, 2009	39,743,000	397	8,747,335	749,609	(5,109,180	4,388,161	2,169,608	6,557,769
Issuance of stock due to reserve merger	7,000	1	-	-	-	1	-	1
Contributed rent	-	-	2,857	-	-	2,857	1,706	4,563
Imputed interest on related party loan	-	-	(1,946)	-	-	(1,946)	3,915	1,969
Foreign currency translation	-	-	-	(265,999)	-	(265,999)	288,807	22,808
Net loss	-	-	-	-	(158,770)	(158,770)	(94,816)	(253,586)
Balance, June 30, 2010	39,750,000	$398	$8,748,246	$483,610	$(5,267,950)	$3,964,304	$2,369,220	$6,333,524
Foreign currency translation	-	-	-	300,670	-	300,670	35,754	336,424
Imputed interest on related party loan	-	-	14,525	-	-	14,525	-	14,525
Net loss	-	-	-	-	(56,264)	(56,264)	(10,646)	(66,910)
Decrease of non-controlling interest	-	-	2,394,328	-	-	2,394,328	(2,394,328)	-
Balance, June 30, 2011	39,750,000	398	11,157,099	784,280	(5,324,214)	6,617,563	-	6,617,563

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 and 2010

	YEARS ENDED JUNE 30,
	2011	2010
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$(66,910)	$(253,586)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Amortization of film costs	1,205,600	1,170,560
Contributed rent	-	4,563
Imputed interest	14,525	10,491
Amortization expense	12,056	13,076
Depreciation expense	23,560	42,463
Impairment loss	-	8,779
Changes in operating assets and liabilities:
Accounts receivable	450,196	963,853
Prepaid and other receivable	1,436,099	(1,461,869)
Cash paid for film cost	(4,521)	(1,198,459)
Accounts payable	4,035	-
Accrued liabilities and other payable	3,288	14,403
Net cash provided by (used in) operating activities of operations	3,077,928	(685,726)

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	(481)	(3,120)
Cash paid for other assets	(155,221)	(2,981,975)
Loans made to others	(1,537,140)	-
Net cash used in investing activities	(1,692,842)	(2,985,095)

CASH FLOW FINANCING ACTIVITIES
Proceeds from short term debt	-	117,496
Proceeds from related parties	200,850	213,601
Repayments to related parties	(288,777)	-
Principal payments on short term debt	(120,560)	-
Net cash provided by (used in) financing activities	(208,487)	331,097

Effect of exchange rate changes on cash	33,908	11,538
NET CHANGE IN CASH	1,210,507	(3,328,186)
CASH AT BEGINNING OF PERIOD	47,263	3,375,449
CASH AT END OF PERIOD	$1,257,770	$47,263

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,193	$1,710

Non-Cash Transaction
Short term debt offset accounts receivable	$-	$117,056

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Description of Business

China Media Inc. (collectively, “we”, “our”, the “Company” or “China Media”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

Vallant Pictures Entertainment Co., Ltd. (“Vallant”,) was incorporated in the British Virgin Islands on May 23, 2007.

Xi’An TV Media Co. Ltd. (“Xi’An TV”) was incorporated in Xi’An, Shann’Xi Province, People’s Republic of China (“PRC”) on March 9, 2005. Xi’An TV is in the businesses of producing and developing television programming for the Chinese market.

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

On November 30, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant as its wholly owned subsidiary. Vallant has entered into a series of contractual obligations with Xi’An TV as well as the holders of 62.61% of the voting shares of Xi’An TV. In December 2009, the former shareholders of Xi’an TV transferred all of its equity interest in the entity to three individuals, as a result of this change of control, Vallant and the new shareholders amended the series of contractual obligations in December 2009.

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV further amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement.

In compliance with the PRC’s laws and regulations, Vallant conducts all of the business in China through Xi’An TV, a domestic Variable Interest Entity (“VIE”). It does this by controlling Xi’An TV through various consulting agreements and equity pledge agreement dated June 20, 2007, as amended on December 28, 2009 and September 17, 2010, respectively.

According to the Business Services Agreement, Vallant has the exclusive right to provide services required in the regular course of business to Xi’An TV, effectively restricting and controlling the operations of Xi’An TV. In exchange, Xi’An TV will provide Vallant with 100% (62.61% prior to September 17, 2010) of its income. Furthermore, the Business Operations agreement also states that Vallant has the right to control the appointment of the board members and senior executives of Xi’An TV.

According to the Option Agreement, Vallant has the exclusive and irrevocable right to acquire 100% of the equity interests of Xi’An TV if permitted under the PRC law. In the Equity Pledge Agreement, Xi’An TV shareholders also pledged 100% (62.61% as amended September 17, 2010) of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement.

In light of the above, Vallant has a controlling interest in Xi’An TV based on the fact that:

●
Vallant has the ability to absorb 100% (62.61% prior to September 17, 2010) of the expected residual return from Xi’An TV, which makes Vallant the primary beneficiary of Xi’An TV. In the event Xi’An TV fails to pay any required amounts, Vallant could exercise its right to acquire certain pledged shares in Xi’An TV pursuant to a equity pledge agreement executed by and between Vallant and Xi’An TV which guarantee all required payment;

●
Vallant has the exclusive right to purchase all of the outstanding interests in Xi’An TV, which would make Xi’An TV a wholly-owned subsidiary of Vallant when it’s allowable under the PRC regulation; and

●	Vallant could exercise absolute influence over Xi’An TV through overseeing the board and senior executives of Xi’An TV.

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

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Xi’An TV, which is a variable interest entity with the Company as the primary beneficiary. In accordance with United States generally accepted accounting principles (“U.S. GAAP”) regarding “Consolidation of Variable Interest Entities”, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities, due to related parties and short term debt, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable. There was no bad debt expense recorded for the years ended June 30, 2011 and 2010.

Other Assets

The Company entered into a Letter of Intent on January 28, 2010 with Nantong Oriental Science and Education Investment Co., Ltd. (“Nantong”) to set up a training school located in Haimen, China (“Haimen Project”). Per the letter of intent, the Company will contribute RMB 30,000,000 (approximately $4,406,100) and Nantong will contribute its land use right with a determined value of RMB 20,000,000 (approximately $2,937,400).  60% of the profits and risks from the project shall be allocated to the Company. The term of this Letter of Intent is one year started from the signing date. Both parties of this agreement will jointly operate and manage this project once it is approved and established.

As of June 30, 2011, the Company has contributed RMB 21,833,500 ($3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project is declined by the State Department of Education. On June 8, 2011, the board of the Company approved to re-invest RMB 20,000,000 into a new project with Shaan’xi Shengshi Ronghua Media Co. Ltd. (Shengshi Ronghua) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Natong and Shengshi Ronghua, all the parties agree that Nantong will transfer RMB 20,000,000 directly to Shengshi Ronghua for this advertising project. As of the filing date, Shengshi Ronghua has received RMB 20,000,000 from Nantong.

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

Intangible assets with finite lives are amortized over their estimated useful life to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic life of 10 years and the amortization for the years ended June 30, 2011 and 2010 was $12,056 and $13,076, respectively.

Impairment of Long-Lived Assets

The Company evaluates for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Revenue Recognition

The Company’s revenue primarily comes from the distribution of film and TV series’ broadcasting rights and investment return from the collectively produced film and TV series.

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

The Company also generates advertising revenues from the sale of advertising services. In the majority of advertising arrangements, the Company acts as an agent in the transaction and records advertising revenues on a net basis. Customer payments received in advance of the performance of services are recorded as deferred revenue in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax assets or liabilities at June 30, 2011 and 2010.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2010	6.7886	6.8185
Year ended June 30, 2011	6.4641	6.6357

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current period for the comparative purposes.

Recent Accounting Pronouncements

In December 2009, the FASB codified Consolidations – “Improvements to Financial Reporting by Enterprises Involved with VIEs” (ASU 2009-17), guidance which was issued by the FASB in June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The adoption of this standard has no material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption has no material impact on the Company’s consolidated results of operations or financial condition.

The Company does not believe that there are any new pronouncements that have been recently issued that might have a material impact on its consolidated financial statements other than the one that was disclosed.

NOTE 3.  Notes Receivable

	June 30,
	2011	2010
Notes receivable	$1,577,940	$-

The notes receivable balance as of June 30, 2011 includes two one-year term notes to third parties with interest rate of 3% and 0%, respectively. Interest income including imputed interest income for the years ended June 30, 2011 and 2010 was $32,651 and $0 for the notes above (also see Note 10 related to imputed interest income).

NOTE 4.  Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2011	2010
Electronic Equipment	$159,311	$150,778
Communication Equipment	662	629
Machinery Equipment	90,336	85,763
Automobiles	49,373	46,874
Office Furniture	2,305	2,188
Leasehold improvement	4,348	4,128
	306,334	290,360
Less: Accumulated depreciation	(257,780)	(221,772)
Fixed assets, net	$48,554	$68,588

Depreciation expense for the years ended June 30, 2011 and 2010 was $23,560 and $42,463, respectively.

NOTE 5.  Film Costs

Film costs consist of the following:

	June 30,
	2011	2010
Completed and not released:
TV Series	$618,800	$1,762,440
In development-TV Series	29,393	23,499
Film costs	$648,193	$1,785,939

Amortization of film cost was included in cost of revenues. See Note 8 for details.

NOTE 6.  Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $200,850 and $213,601 to the Company during the year ended June 30, 2011 and 2010. For the years ended June 30, 2011 and 2010, the shareholder loan has an outstanding balance of $206,400 and $235,631, respectively.

As of June 30, 2010, the Company had a payable balance of $46,014 due to Mr. Bin Li, Former Director and shareholder. The balance was fully repaid in fiscal year 2011.

The shareholder loans discussed above are non-secured, free of interest with no maturity date.  The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with the reference to the one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950. (See Note 10 for details)

NOTE 7. Short Term Debt

Short term debt consists of the following:

	June 30,
	2011	2010
Loan from an unrelated company	$-	$117,496

The short term debt at June 30, 2010 represents an unsecured, due on demand and non-interest bearing loan from unrelated company, it was fully repaid in fiscal year 2011.

NOTE 8.  Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Years Ended June 30
	2011	2010
Ordinary Lives of Miners and Their Wives TV series	$1,356,300	$-
Fox-Hunting TV series	-	877,920
Desert Love Story TV series	-	292,640
Advertisement	49,110	3,910
Total Revenues	$1,405,410	$1,174,470

The Company’s cost of revenues by film and TV series are as follows:

	Years Ended June 30
	2011	2010
Ordinary Lives of Miners and Their Wives TV series	$1,205,600	$-
Fox-Hunting TV series	-	877,920
Desert Love Story TV series	-	292,640
Total Cost of Revenues	$1,205,600	$1,170,560

NOTE 9.  Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

During fiscal year 2010, the tax authority determined that Xi’An TV’s taxable income should be assessed at 10% of taxable revenue until further notice from the local tax authority. The Company’s income taxes for the year ended June 30, 2011 and 2010 was $1,402 and 1,710 respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes is as follows:

	For The Years Ended
	2011	2010
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Loss not subject to income tax	-25.0%	-25.0%
Taxes based on revenue levied by tax authority	2.1%	0.7%
Effective tax rate	2.1%	0.7%

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

The Company has no United States corporate income tax liability as of June 30, 2011 and 2010.

NOTE 10.  Commitments and Contingencies

The Company has entered into one office lease agreement with a former shareholder with a monthly rent of approximately $950 with term that expires in May 2014.

Since April 2010, the Company has occupied an office space belongs to Shaanxi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, President and Shareholder of Xi’An TV, for free. In return, the Company issued a one-year note of $1,423,240 to SXRT with interest rate of 3%. Though the Company did not make the monthly rent payment to SXRT, the Company recorded imputed rent expense and imputed interest income of $24,679 in fiscal year 2011 based on interest rate for one-year loan published by Xi’an Commercial Bank since the interest income surrendered is determinable and measureable.

The Company’s remaining commitments for minimum lease payments under the non-cancelable operating lease are as follows:

For Years Ended June 30,
2012	$12,056
2013	12,056
2014	10,047
Total	$34,159

Rent expense for the years ended June 30, 2011 and 2010 was $41,622 and $11,706, respectively.

NOTE 11.  Change of Non-controlling Interest

On September 17, 2010, Vallant and the holders of 100% of the voting shares of Xi’An TV further amended the various consulting agreements and equity pledge agreement dated December 28, 2009. According to the amended agreements, Xi’An TV will provide Vallant with 100% of its income. Xi’An TV shareholders now pledged 100% of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement.

The following schedule discloses the effects of changes in the Company’s ownership interest in Xi’An TV Media on the Company’s equity:

	Years Ended June 30,
	2011	2010
Net loss attributable to China Media Inc.	$(56,264)	$(158,770)
Transfers from the non-controlling interest
Increase in China Media Inc's paid-in capital	2,394,328	-
Net transfers from non-controlling interest	2,394,328	-

Change from net income attributable to China Media Inc. and transfers from non-controlling interest	$2,338,064	$(158,770)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2011.

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

As of June 30, 2011, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management. Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective. During the annual period covered by this report, we implemented the following measures to improve our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the annual period covered by this report, we implemented the following measures to improve our internal control over financial reporting:

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	48	President, Chief Executive Officer, Secretary and Director
Shuncheng Ma	49	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	43	Director
Shengli Liu	40	Director

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

Shuncheng Ma, Financial Officer, Principal Accounting Officer and Treasurer

Shuncheng Ma received the bachelor degree in Northwest University in mathematics department in 1986. He received EMBA in Northwest University Economic Management School in 2005. He worked as general manager in Liubao Industrial Co. Ltd. from 1995. Mr. Ma worked as general manager in Shaanxi Hongbao Green Engineering Co. Ltd.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2011 2010	None None	None None	None None
Shuncheng Ma, Chief Financial Officer, Treasurer	2011 2010	$667 None	None None	$667 None
Ying Xue, Former Chief Financial Officer, Former Treasurer	2011 2010	$ 4,125 $ 4,500	None None	$ 4,125 $ 4,500

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2011, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2011 or June 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2011.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2011.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 27, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 27, 2011 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.0
Common Stock	Dean Li (2) 5/F, Huaxing Building No. 57 Keji 3 Road Gaoxing District, Xi'An Shaan'Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
Common Stock	Shuncheng Ma (4) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.0
Common Stock	Baoxing Li Room 19, Building 129 Tuan Jie Nan Lu Dong Fang Lian Hu District Shaan’Xi Province Xian City	3,000,000	8.0
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,539,000	19
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4 No. 12 Xiangzimiao St., Beilin District Shaan’Xi Province, Xi’An City	5,000,000	13
	All Others as a Group	25,539,000

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.
(3)	Shengli Liu is our Director.
(4)	Shuncheng Ma is our Chief Financial Officer, Principal Accounting Officer and Treasurer.
(5)	Based on 39,750,000 issued and outstanding shares of our common stock as of September 27, 2011

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $200,850 and $213,601 to the Company during the year ended June 30, 2011 and 2010. For the years ended June 30, 2011 and 2010, the shareholder loan has an outstanding balance of $206,400 and $235,631, respectively.

As of June 30, 2010, the Company had a payable balance of $46,014 due to Mr. Bin Li, Former Director and shareholder. The balance was fully repaid in fiscal year 2011.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2011 ($)	2010 ($)
Audit Fees	68,000	50,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	68,000	50,000

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
10.1
Technical Consultancy and Services Agreement between Vallant Pictures Entertainment Co., Ltd. and Xi’An TV Media Inc. dated September 17, 2010(incorporated by reference from our Amended Current Report on Form 8-K/A filed on September 27, 2011).

10.2
Business Operating Agreement between Vallant Pictures Entertainment Co., Ltd., Xi’An TV Media Ltd. and the Shareholders of 100% of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2010).

10.3
Equity Pledge Agreement between Vallant Pictures Entertainment Co., Ltd. and each of the Shareholders of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2010).

10.4
Exclusive Option Agreement between Vallant Pictures Entertainment Co., Ltd., Xi’An TV Media Inc. and the Shareholders of 100% of Xi’An TV Media Inc. dated September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2010).

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

CHINA MEDIA INC.

Date: September 28, 2011	/s/ Dean Li
Dean Li
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 28, 2011	/s/Shuncheng Ma
Shuncheng Ma
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Li	President, Chief Executive Officer and Director	September 28, 2011
Dean Li

/s/ Shuncheng Ma	Chief Financial Officer and Principle Accounting Officer and Treasurer	September 28, 2011
Shuncheng Ma

/s/ Bin Li	Director	September 28, 2011
Bin Li

/s/ Shengli Liu	Director	September 28, 2011
Shengli Liu