Form 10-Q
period 2011-09-30
CHINA MEDIA INC.
filed 2011-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of September 30, 2011 and October 31, 2011, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA MEDIA INC.

SEPTEMBER 30, 2011

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 (Unaudited)	4
Consolidated Statements of Operations for the three months ended September 30, 2011, and 2010 (Unaudited)	5
Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (Unaudited)	6
Notes to the Consolidated Financial Statements (Unaudited)	7

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2011	JUNE 30, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$257,748	$1,257,770
Accounts receivable, net of allowance of $38,018 and $37,716 at September 30, 2011 and June 30, 2011, respectively	3,234	—
Notes receivable	1,590,588	1,577,940
Prepaid and other receivable	415,859	77,656
Total current assets	2,267,429	2,913,366

Fixed assets, net	43,108	48,554
Intangible assets, net	43,663	46,410
Film costs	653,389	648,193
Long-term investments	4,054,440	3,377,642

Total assets	$7,062,029	$7,034,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,404	$7,282
Accrued liabilities and other payable	204,475	202,920
Due to related parties	208,054	206,400
Total current liabilities	422,933	416,602

Total liabilities	422,933	416,602

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2011 and June 30, 2011	398	398
Additional paid-in capital	11,160,506	11,157,099
Accumulated other comprehensive income	837,300	784,280
Accumulated deficit	(5,359,108)	(5,324,214)
Total stockholders' equity	6,639,096	6,617,563

Total liabilities and stockholders' equity	$7,062,029	$7,034,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010

Revenues	$3,199	$—
Cost of revenues	—	—
Gross profit	3,199	—

Selling, general and administrative	43,085	27,851
Depreciation and amortization expense	8,940	8,591
Total operating expenses	52,025	36,442

Other income
Interest income	17,419	—
Government subsidies/grants	—	2,956
Interest expense	(3,407)	—
Net loss before income taxes	(34,814)	(33,486)
Income taxes	80	97
Net loss	(34,894)	(33,583)
Less: Net loss attributable to non-controlling interest	—	(10,646)
Net loss attributable to China Media, Inc.	$(34,894)	$(22,937)

Other Comprehensive Income (Loss)
Net loss	(34,894)	(33,583)
Foreign currency translation gain	53,020	112,789
Comprehensive income attributable to China Media Inc.	18,126	79,206
Less: Comprehensive income attributable to non-controlling interest	—	35,754
Comprehensive income attributable to China Media Inc.	$18,126	$43,452

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(34,894)	$(33,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest	3,407	—
Amortization expense	3,114	2,956
Depreciation expense	5,826	5,635
Changes in operating assets and liabilities:
Accounts receivable	(3,229)	446,013
Prepaid and other receivable	(51,584)	(73,444)
Accounts payable	3,083	(49)
Accrued liabilities and other payable	(71)	(5,683)
Customer deposit	—	28,270
Deferred revenue	—	223,950
Net cash provided by (used in) operating activities of operations	(74,348)	594,065

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	—	(274)
Cash paid for long-term investments	(934,200)	(153,778)
Net cash used in investing activities	(934,200)	(154,052)

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	—	(279,375)
Net cash used in financing activities	—	(279,375)

Effect of exchange rate changes on cash	8,526	930
NET CHANGE IN CASH	(1,000,022)	161,568
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$257,748	$208,831

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$216	$97

Non-Cash Transaction
Long-term investments to other receivable	$285,476	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

China Media Inc. (collectively, “we”, “our”, the “Company” or “China Media”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

Vallant Pictures Entertainment Co., Ltd. (“Vallant”,) was incorporated in the British Virgin Islands on May 23, 2007.

Xi’An TV Media Co. Ltd. (“Xi’An TV”) was incorporated in Xi’An, Shaan' Xi Province, People’s Republic of China (“PRC”) on March 9, 2005. Xi’An TV is in the businesses of producing and developing television programming for the Chinese market.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2011 included in this document have been omitted.

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

Recent Accounting Developments

In May 2011, the FASB issued ASU 2011-04, the amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments represent clarifications of ASC 820, Fair Value Measurement, but also include some changes in particular principles and requirements for measuring fair value or disclosing information about fair value measurements. The amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests issued as consideration in a business combination. The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, the amendments to ASC 220, Comprehensive Income. Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $208,054 and $206,400 to the Company at September 30, 2011 and June 30, 2011, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with the reference to the one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950 with term that expires in May 2014.

NOTE 4. LONG-TERM INVESTMENTS

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

As of June 30, 2011, the Company has contributed RMB 21,833,500 (approximately $3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project is declined by the State Department of Education. On June 8, 2011, the board of the Company approved to re-invest RMB 20,000,000 into a new project with Shaan’Xi Shengshi Ronghua Media Co. Ltd. (Shengshi Ronghua) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Natong and Shengshi Ronghua, all the parties agree that Nantong will transfer RMB 20,000,000 directly to Shengshi Ronghua for this advertising project. In September 2011, Shengshi Ronghua received RMB 20,000,000 from Nantong.

In July 2011, the Company contributed RMB 6,000,000 (approximately $934,200) to Shaan’Xi Shiqiang Industrial Co., Ltd. (“Shiqiang”) to invest in their “Intelligent small medical kit" advertising project for ten years. Per the agreement, the project will be operated by Shiqiang and 51% of the profits from the project will be allocated to the Company. As a return, Shiqiang will pledge its adverting right of this project to the Company. Both parties agreed that the Company has right to withdraw the investment if the project profit is not maintained at RMB 1,000,000 (approximately $155,700) or when the Company believes the risk is too high.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010

Revenues	$3,199	$—
Cost of revenues	—	—
Gross profit	3,199	—

Operating expenses
Selling, general and administrative expenses	43,085	27,851
Depreciation and amortization expense	8,940	8,591
Total operating expenses	52,025	36,442

Other income:
Interest income	17,419	—
Government subsidies/grants	—	2,956
Interest expense	(3,407)	—
Total other income	14,012	2,956

Net loss before income taxes	(34,814)	(33,486)
Income taxes	80	97
Net loss	(34,894)	(33,583)

Less : net loss attributable to non-controlling interest	—	(10,646)

Net loss attributable to China Media, Inc.	$(34,894)	$(22,937)

Revenues

During the three months ended September 30, 2011, we earned revenue of $3,199, compared to $0 in the same period in 2010. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the three months ended September 30, 2011 and 2010. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred.

Gross profit

As a result of the foregoing, our gross profit increased $3,199 for the three months ended September 30, 2011.

Operating expenses

During the three months ended September 30, 2011 our total operating expenses were $52,025, an increase of $15,583, as compared to $36,442 for the three months ended September 30, 2010.

Net loss

For the three months ended September 30, 2011 we incurred a net loss of $34,894. During the same period in 2010 we incurred a net loss of $22,937.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended
	September 30,
	2011	2010

Net cash provided by (used in)operating activities	$(74,348)	594,065
Net cash used in investing activities	(934,200)	(154,052)
Net cash used in financing activities	-	(279,375)
Effect of exchange rate changes on cash and cash equivalents	8,526	930
NET CHANGE IN CASH	(1,000,022)	161,568
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$257,748	$208,831

As of September 30, 2011 we had cash of $257,748 in our bank accounts and a working capital surplus of $1,844,496.

For the three months ended September 30, 2011, we used net cash of $74,348 from operating activities, compared to net cash received of $594,065 from operating activities during the three months ended September 30, 2010. The decrease in net of cash of $668,413 was mainly due to collection of accounts receivable and deferred revenue in the three months ended September 30, 2010.

During the three months ended September 30, 2011, we spent approximately net cash of $934,200 in investing activities compared to net cash used of $154,052 in investing activities. The increase in net of cash of $780,148 was mainly due to investment in Shiqiang advertising project.

During the three months ended September 30, 2011, we spent net cash of $0 in financing activities, compared to net cash used of $279,375 in financing activities during the same period in 2010 as a result of repayment to related party.

Our cash level decreased by $1,000,022 during the three months ended September 30, 2011.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our 2011 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2011	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: November 14, 2011	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

