Form 10-Q
period 2011-12-31
CHINA MEDIA INC.
filed 2012-02-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copy of Communications to:

Bernard & Yam, LLP

Attn: Bin Zhou, Esq.

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of December 31, 2011 and February 13, 2012, the registrant had 39,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA MEDIA INC.

DECEMBER 31, 2011

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011 (Unaudited)	4
Consolidated Statements of Operations for the three and six months ended December 31, 2011, and 2010 (Unaudited)	5
Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 (Unaudited)	6
Notes to the Consolidated Financial Statements (Unaudited)	7

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2011	JUNE 30, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,934	$1,257,770
Accounts receivable, net of allowance of $38,306 and $37,716 at Dec 31, 2011 and Jun 30, 2011, respectively	37,738	—
Notes receivable	1,602,624	1,577,940
Prepaid and other receivable	119,476	77,656
Total current assets	1,860,772	2,913,366

Fixed assets, net	42,190	48,554
Intangible assets, net	40,851	46,410
Film costs	1,616,765	648,193
Long-term investments	4,085,120	3,377,642

Total assets	$7,645,698	$7,034,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$28,698	$7,282
Accrued liabilities and other payable	218,888	202,920
Short-term debt	801,312	—
Due to related parties	4,854	206,400
Total current liabilities	1,053,752	416,602

Total liabilities	1,053,752	416,602

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2011 and June 30, 2011	398	398
Additional paid-in capital	11,163,961	11,157,099
Accumulated other comprehensive income	887,583	784,280
Accumulated deficit	(5,459,996)	(5,324,214)
Total stockholders' equity	6,591,946	6,617,563

Total liabilities and stockholders' equity	$7,645,698	$7,034,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2011	2010	2011	2010

Revenues	$11,076	$19,394	$7,877	$19,394
Cost of revenues	—	—	—	—
Gross profit	11,076	19,394	7,877	19,394

Selling, general and administrative	150,498	137,394	107,413	109,543
Depreciation and amortization expense	17,733	17,291	8,793	8,700
Total operating expenses	168,231	154,685	116,206	118,243

Other income
Interest income	28,512	—	11,093	—
Government subsidies/grants	—	2,982	—	25
Interest expense	(6,862)	—	(3,455)	—
Net loss before income taxes	(135,505)	(132,309)	(100,691)	(98,824)
Income taxes	277	—	197	(97)
Net loss	(135,782)	(132,309)	(100,888)	(98,727)
Less: Net loss attributable to non-controlling interest	—	(10,646)	—	—
Net loss attributable to China Media, Inc.	$(135,782)	$(121,663)	$(100,888)	$(98,727)

Comprehensive Income (Loss)
Net loss	(135,782)	(132,309)	(100,888)	(98,727)
Foreign currency translation gain	103,304	186,620	50,284	73,831
Comprehensive income (loss) attributable to China Media Inc.	(32,478)	54,311	(50,604)	(24,896)
Less: Comprehensive income attributable to non-controlling interest	—	35,754	—	—
Comprehensive income (loss) attributable to China Media Inc.	$(32,478)	$18,557	$(50,604)	$(24,896)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 and 2010

(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2011	2010
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(135,782)	$(132,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest	6,862	—
Amortization expense	6,272	5,963
Depreciation expense	11,461	11,328
Changes in operating assets and liabilities:
Accounts receivable	(37,661)	405,017
Prepaid and other receivable	(40,523)	(197,297)
Accounts payable	21,305	3,073
Accrued liabilities and other payable	12,768	168
Film costs	(956,480)	(19,335)
Deferred revenue	—	226,860
Net cash provided by (used in) operating activities of operations	(1,111,778)	303,468

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(4,353)	—
Cash paid for long-term investments	(940,800)	(153,190)
Return of investment	287,493	—
Net cash used in investing activities	(657,660)	(153,190)

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	(204,357)	(170,191)
Proceeds from short-term debt	799,680	—
Net cash provided by (used in) financing activities	595,323	(170,191)

Effect of exchange rate changes on cash	17,279	(8,653)
NET CHANGE IN CASH	(1,156,836)	(28,566)
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$100,934	$18,697

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$298	$172

Non-Cash Transaction
Long-term investments to other receivable	117,056	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2011

NOTE 1.  Description of Business

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

In light of the above, Vallant has a controlling interest in Xi’An TV based on the fact that:

•	Vallant has the ability to absorb 100% (62.61 prior to September 17, 2010) of the expected residual return from Xi’An TV, which makes Vallant the primary beneficiary of Xi’An TV. In the event Xi’An TV fails to pay any required amounts, Vallant could exercise its right to acquire certain pledged shares in Xi’An TV pursuant to a equity pledge agreement executed by and between Vallant and Xi’An TV which guarantee all required payment;

•	Vallant has the exclusive right to purchase all of the outstanding interests in Xi’An TV, which would make Xi’An TV a wholly-owned subsidiary of Vallant when it’s allowable under the PRC regulation; and

•	Vallant could exercise absolute influence over Xi’An TV through overseeing the board and senior executives of Xi’An TV.

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2011 included in this document have been omitted.

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

NOTE 3.  Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $4,854 and $206,400 to the Company at December 31, 2011 and June 30, 2011, respectively. The company paid RMB 1,303,300 (approximately $204,357) back to Mr. Dean Li by the end of December 2011. The outstanding shareholder loan discussed above is non-secured, free of interest with no maturity date.

The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with the reference to the one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950 with term that expires in May 2014.

NOTE 4. Long-term Investments

The Company entered into a Letter of Intent on January 28, 2010 with Nantong Oriental Science and Education Investment Co., Ltd.(Nantong”) to set up a training school located in Haimen, China (Haimen Project”). Per the letter of intent, the Company will contribute RMB 30,000,000 (approximately $4,406,100) and Nantong will contribute its land use right with a determined value of RMB 20,000,000 (approximately $2,937,400). 60% of the profits and risks from the project shall be allocated to the Company. The term of this Letter of Intent is one year started from the signing date. Both parties of this agreement will jointly operate and manage this project once it is approved and established.

As of June 30, 2011, the Company has contributed RMB 21,833,500 (approximately $3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project is declined by the State Department of Education. On June 8, 2011, the board of the Company approved to re-invest RMB 20,000,000 into a new project with Shaan’Xi Shengshi Ronghua Media Co. Ltd. (Shengshi Ronghua) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Natong and Shengshi Ronghua, all the parties agree that Nantong will transfer RMB 20,000,000 directly to Shengshi Ronghua for this advertising project with remaining balance to be paid back to the Company directly. In September 2011, Shengshi Ronghua received RMB 20,000,000 from Nantong. As of December 31, 2011, the Company has received the remaining balance in the amount of RMB 1,833,500 (approximately $287,493) from Nantong.

In July 2011, the Company contributed RMB 6,000,000 (approximately $934,200) to Shaan’Xi Shiqiang Industrial Co., Ltd. (Shiqiang”) to invest in their Intelligent small medical kit" advertising project for ten years. Per the agreement, the project will be operated by Shiqiang and 51% of the profits from the project will be allocated to the Company. As a return, Shiqiang will pledge its adverting right of this project to the Company. Both parties agreed that the Company has right to withdraw the investment if the project profit is not maintained at RMB 1,000,000 (approximately $155,700) or when the Company believes the risk is too high.

NOTE 5. Short-term Debt

On November 7, 2011, the Company obtained a short-term loan from an unrelated party - Shaanxi Goethe trade Co., Ltd.. This loan is based on good-faith, and is non-interest bearing and payable on demand. There is no financial or non-financial covenant associated with this loan. The proceeds from this loan are utilized for working capital. As of December 31, 2011 and June 30, 2011, the Company had outstanding loan from unrelated party of $801,312 and $0, respectively.

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

Results of Operations

Comparison of the six months ended December 31, 2011 and 2010:

	For the Six Months Ended December 31,
	2011	2010

Revenues	$11,076	$19,394
Cost of revenues	—	—
Gross profit	11,076	19,394

Operating expenses
Selling, general and administrative expenses	150,498	137,394
Depreciation and amortization expense	17,733	17,291
Total operating expenses	168,231	154,685

Other income (expenses):
Interest income	28,512	—
Government subsidies/grants	—	2,982
Interest expense	(6,862)	—
Total other expenses	21,650	2,982

Net loss before income taxes	(135,505)	(132,309)
Income taxes	277	—
Net loss	(135,782)	(132,309)

Less : net loss attributable to non-controlling interest	—	(10,646)

Net loss attributable to China Media, Inc.	$(135,782)	$(121,663)

Revenues

During the six months ended December 31, 2011, we generated revenue primarily from advertising agencies. Revenues decreased by $8,318 or 43% to $11,076 for the six months ended December 31, 2011 from $19,394 for the six months ended December 31, 2010.

Cost of revenues

We had no cost of revenues for the six months ended December 31, 2011 and 2010.

Gross profit

As a result of the foregoing, our gross profit decreased $8,318 for the six months ended December 31, 2011.

Operating expenses

During the six months ended December 31, 2011 our total operating expenses were $168,231, an increase of $13,546, as compared to $154,685 for the six months ended December 31, 2010.

Net loss

Net loss for the six months ended December 31, 2011 was $135,782, an increase of $14,119 from the net loss of $121,663 for the six months ended December 31, 2010. This increase was the result of increase general and administrative expenses.

Comparison of the three months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31,
	2011	2010

Revenues	$7,877	$19,394
Cost of revenues	—	—
Gross profit	7,877	19,394

Operating expenses
Selling, general and administrative expenses	107,413	109,543
Depreciation and amortization expense	8,793	8,700
Total operating expenses	116,206	118,243

Other income (expenses):
Interest income	11,093	—
Government subsidies/grants	—	25
Interest expense	(3,455)	—
Total other expenses	7,638	25

Net loss before income taxes	(100,691)	(98,824)
Income taxes	80	97
Net loss	(100,888)	(98,727)

Less : net loss attributable to non-controlling interest	—	—

Net loss attributable to China Media, Inc.	$(100,888)	$(98,727)

Revenues

During the three months ended December 31, 2011, we generated revenue primarily from advertising agencies. Revenues decreased by $11,517 or 59% to $7,877 for the three months ended December 31, 2011 from $19,394 for the three months ended December 31, 2010.

Cost of revenues

We had no cost of revenues for the three months ended December 31, 2011 and 2010.

Gross profit

As a result of the foregoing, our gross profit decreased $11,517 for the three months ended December 31, 2011.

Operating expenses

During the three months ended December 31, 2011 our total operating expenses were $116,206, a decrease of $2,037, as compared to $118,243 for the three months ended December 31, 2010.

Net loss

For the three months ended December 31, 2011 we incurred a net loss of $100,888. During the same period in 2010 we incurred a net loss of $98,727.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31,
	2011	2010

Net cash provided by (used in) operating activities	$(1,111,778)	$303,468
Net cash used in investing activities	(657,660)	(153,190)
Net cash provided by (used in) financing activities	595,323	(170,191)
Effect of exchange rate changes on cash and cash equivalents	17,279	(8,653)
NET CHANGE IN CASH	(1,156,836)	(28,566)
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$100,934	$18,697

As of December 31, 2011 we had cash of $100,934 in our bank accounts and a working capital surplus of $807,020.

For the six months ended December 31, 2011, we used net cash of $1,111,778 from operating activities, compared to net cash received of $303,468 from operating activities during the six months ended December 31, 2010. The decrease in net of cash of $1,415,246 was mainly due to collection of accounts receivable, deferred revenue and film cost in the six months ended December 31, 2011.

During the six months ended December 31, 2011, we spent approximately net cash of $657,660 in investing activities compared to net cash used of $153,190 in investing activities. The increase in net of cash of $504,470 was mainly due to investment in Shiqiang advertising project.

During the six months ended December 31, 2011, we earned net cash of $595,323 in financing activities, compared to net cash used of $170,191 in financing activities during the same period in fiscal 2010. The increase was mainly due to proceeds received from a short-term loan with an unrelated party.

Our cash level decreased by $1,156,836 during the six months ended December 31, 2011.

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

Financial Obligations

On November 7, 2011, we obtained a short-term loan from an unrelated party - Shaanxi Goethe trade Co., Ltd.. This loan is based on good-faith, and is non-interest bearing and payable on demand. There is no financial or non-financial covenant associated with this loan. The proceeds from this loan are utilized for working capital.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

China Media Inc.
(Registrant)

/s/ Shuncheng Ma
Date: February 14, 2012	Shuncheng Ma
Chief Financial Officer

