Form 10-Q
period 2012-03-31
CHINA MEDIA INC.
filed 2012-05-15
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Copy of Communications to:

Bernard & Yam, LLP

Attn: Bin Zhou, Esq.

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days[ X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of March 31, 2012 and May 11, 2012, the registrant had 39,750,000 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA MEDIA INC.

MARCH 31, 2012

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011 (Unaudited)	F-1
Consolidated Statements of Operations for the three and nine months ended March 31, 2012, and 2011 (Unaudited)	F-2
Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 (Unaudited)	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4

3

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	JUNE 30, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$333,892	$1,257,770
Accounts receivable, net of allowance of $38,545 and $37,716 at Mar 31, 2012 and Jun 30, 2011, respectively	-	-
Notes receivable	1,612,620	1,577,940
Prepaid and other receivable	994,318	77,656
Total current assets	2,940,830	2,913,366

Fixed assets, net	34,896	48,554
Intangible assets, net	37,944	46,410
Film costs	1,468,749	648,193
Long-term investments	3,162,000	3,377,642

Total assets	$7,644,419	$7,034,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,431	$7,282
Accrued liabilities and other payable	216,660	202,920
Short-term debt	801,013	-
Due to related parties	4,884	206,400
Total current liabilities	1,031,988	416,602

Total liabilities	1,031,988	416,602

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2012 and June 30, 2011	398	398
Additional paid-in capital	11,163,965	11,157,099
Accumulated other comprehensive income	928,644	784,280
Accumulated deficit	(5,480,576)	(5,324,214)
Total China Media Inc.'s stockholders' equity	6,612,431	6,617,563

Total liabilities and stockholders' equity	$7,644,419	$7,034,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011

Revenues	$19,121	$38,252	$8,045	$18,858
Cost of revenues	-	-	-	-
Gross profit	19,121	38,252	8,045	18,858

Selling, general and administrative	196,193	171,670	45,695	34,276
Depreciation and amortization expense	24,496	26,028	6,763	8,737
Total operating expenses	220,689	197,698	52,458	43,013

Other income
Interest income	52,349	-	23,833	-
Government subsidies/grants	-	2,994	-	-
Interest expense	(6,866)	-	-	-
Net loss before income taxes	(156,085)	(156,452)	(20,580)	(24,155)
Income taxes	277	1,185	-	1,185
Net loss	(156,362)	(157,637)	(20,580)	(25,340)
Less: Net loss attributable to non-controlling interest	-	(10,646)	-	-
Net loss attributable to China Media, Inc.	$(156,362)	$(146,991)	$(20,580)	$(25,340)

Comprehensive income (loss) attributable to China Media Inc.
Net loss	(156,362)	(157,637)	(20,580)	(25,340)
Foreign currency translation gain	144,365	227,322	41,061	40,702
Comprehensive income (loss) attributable to China Media Inc.	(11,997)	69,685	20,481	15,362
Less: Comprehensive income attributable to non-controlling interest	-	25,108	-	-
Comprehensive income (loss) attributable to China Media Inc.	$(11,997)	$44,577	$20,481	$15,362

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 and 2011

(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS OPERATING ACTIVITIES
Net loss	$(156,362)	$(157,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest	6,866	-
Amortization expense	9,414	8,982
Depreciation expense	15,082	17,046
Changes in operating assets and liabilities:
Accounts receivable	-	378,116
Prepaid and other receivable	190,289	(12,384)
Accounts payable	2,040	4,055
Accrued liabilities and other payable	9,210	625
Cash paid for film costs	(957,090)	(19,461)
Deferred Revenue	-	224,550
Net cash provided by (used in) operating activities of operations	(880,551)	443,892

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(469)	(478)
Cash paid for long-term investments	(934,200)	(154,191)
Loans made to others	-	(149,700)
Return of investment	287,676	-
Net cash used in investing activities	(646,993)	(304,369)

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	(204,488)	(153,489)
Principal payments on short term debt	(5,297)	-
Proceeds from short-term debt	800,190	-
Net cash provided by (used in) financing activities	590,405	(153,489)

Effect of exchange rate changes on cash	13,261	(4,012)
NET CHANGE IN CASH	(923,878)	(17,978)
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$333,892	$29,285

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$488	$678

Non-Cash Transaction
Long-term investment transferred to other receivable	$948,600	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation for the current period for the comparative purposes.

Recently Accounting Pronouncements

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the new presentation requirements of these ASUs retrospectively in the first quarter ended September 30, 2012.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $4,884 and $206,400 to the Company at March 31, 2012 and June 30, 2011, respectively. The company paid RMB 1,303,300 (approximately $204,357) back to Mr. Dean Li by the end of December 2011. The outstanding shareholder loan discussed above is non-secured, free of interest with no maturity date.

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

During the three-month period ended March 31, 2012, the Company decided to withdraw from Shiqiang project due to the low profit and Shiqiang agreed to refund the whole investment to the Company. Subsequently, the Company received the refund in April 2012.

NOTE 5. Short-term Debt

On November 7, 2011, the Company obtained a short-term loan from an unrelated party - Shaanxi Goethe trade Co., Ltd.. This loan is based on good-faith, and is non-interest bearing and payable on demand. There is no financial or non-financial covenant associated with this loan. The proceeds from this loan are utilized for working capital. As of March 31, 2012 and June 30, 2011, the Company had outstanding loan from unrelated party of $801,013 and $0, respectively.

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

Results of Operations

Comparison of the nine months ended March 31, 2012 and 2011:

	For the Nine Months Ended March 31,
	2012	2011

Revenues	$19,121	$38,252
Cost of revenues	-	-
Gross profit	19,121	38,252

Operating expenses
Selling, general and administrative expenses	196,193	171,670
Depreciation and amortization expense	24,496	26,028
Total operating expenses	220,689	197,698

Other income (expenses):
Interest income	52,349	-
Government subsidies/grants	-	2,994
Interest expense	(6,866)	-
Total other income	45,483	2,994

Net loss before income taxes	(156,085)	(156,452)
Income taxes	277	1,185
Net loss	(156,362)	(157,637)

Less : net loss attributable to non-controlling interest	-	(10,646)

Net loss attributable to China Media, Inc.	$(156,362)	$(146,991)

Revenues

During the nine months ended March 31, 2012, we generated revenue primarily from advertising agencies. Revenues decreased by $19,131 or 50% to $19,121 for the nine months ended March 31, 2012 from $38,252 for the nine months ended March 31, 2011.

Cost of revenues

We had no cost of revenues for the nine months ended March 31, 2012 and 2011.

Gross profit

As a result of the foregoing, our gross profit decreased $19,131 for the nine months ended March 31, 2012.

Operating expenses

During the nine months ended March 31, 2012 our total operating expenses were $220,689, an increase of $22,991, as compared to $197,698 for the nine months ended March 31, 2011.

Net loss attributable to China Media, Inc.

Net loss for the nine months ended March 31, 2012 was $156,362, an increase of $9,371 from the net loss of $146,991 for the nine months ended March 31, 2011. This increase was the result of increase general and administrative expenses.

Comparison of the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011

Revenues	$8,045	$18,858
Cost of revenues	-	-
Gross profit	8,045	18,858

Operating expenses
Selling, general and administrative expenses	45,695	34,276
Depreciation and amortization expense	6,763	8 ,737
Total operating expenses	52,458	43,013

Other income (expenses):
Interest income	23,833	-
Government subsidies/grants	-	-
Interest expense	-	-
Total other income	23,833	-

Net loss before income taxes	(20,580)	(24,155)
Income taxes	-	1,185
Net loss	(20,580)	(25,340)

Less : net loss attributable to non-controlling interest	-	-

Net loss attributable to China Media, Inc.	$(20,580)	$(25,340)

Revenues

During the three months ended March 31, 2012, we generated revenue primarily from advertising agencies. Revenues decreased by $10,813 or 57% to $8,045 for the three months ended March 31, 20112 from $18,858 for the three months ended March 31, 2011.

Cost of revenues

We had no cost of revenues for the three months ended March 31, 2012 and 2011.

Gross profit

As a result of the foregoing, our gross profit decreased $10,813 for the three months ended March 31, 2012.

Operating expenses

During the three months ended March 31, 2012 our total operating expenses were $52,458, an increase of $9,445 as compared to $43,013 for the three months ended March 31, 2011.

Net loss attributable to China Media, Inc.

For the three months ended March 31, 2012 we incurred a net loss of $20,580. During the same period in 2011 we incurred a net loss of $25,340.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2012	2011

Net cash provided by (used in) operating activities	$(880,551)	$443,892
Net cash provided by (used in) investing activities	(646,993)	(304,369)
Net cash provided by (used in) financing activities	590,405	(153,489)
Effect of exchange rate changes on cash and cash equivalents	13,261	(4,012)
NET CHANGE IN CASH	(923,878)	(17,978)
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$333,892	$29,285

As of March 31, 2012 we had cash of $333,892 in our bank accounts and a working capital surplus of $1,908,842.

For the nine months ended March 31, 2012, we used net cash of $880,551 from operating activities, compared to net cash received of $443,892 from operating activities during the nine months ended March 31, 2011. The decrease in net of cash of $1,324,443 was mainly due to collections of accounts receivable and deferred revenue in the nine months ended March 31, 2011, and cash paid for film costs in the nine months ended March 31, 2012.

During the nine months ended March 31, 2012, we spent approximately net cash of $646,993 in investing activities, as compared to net cash provided by investing activities of $304,369 for the nine months ended March 31, 2011. The increased net cash used in investing activities of $342,624 was mainly due to investment in Shiqiang advertising project.

During the nine months ended March 31, 2012, we earned net cash of $590,405 in financing activities, compared to net cash used of $153,489 in financing activities during the same period in fiscal 2011. The increased was mainly due to proceeds from a short-term loan with an unrelated party.

Our cash level decreased by $923,878 during the nine months ended March 31, 2012.

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

Financial Obligations

On November 7, 2011, we obtained a short-term loan from an unrelated party – Shaanxi Goethe Trade Co., Ltd. This loan is based on good-faith, and is non-interest bearing and payable on demand. There is no financial or non-financial covenant associated with this loan. The proceeds from this loan are utilized for working capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 15, 2012	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: May 15, 2012	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

