Form 10-K
period 2012-06-30
CHINA MEDIA INC.
filed 2012-10-11
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-150952

CHINA MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room # 10128, Taibai South Road # 269-5-1, Yanta District, Xi'An City, Shaan'Xi Province China	710068
(Address of principal executive offices)	(Zip Code)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]     Accelerated filer [ ]       Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2012 (11,243,000) was $ 5,733,930 based on a $0.51 closing price for the Common Stock on June 30, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of October 9, 2012.

TABLE OF CONTENTS

 Page

Item 1. Business	4
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	11
Item 3. Legal Proceedings	12
Item 4. [Removed and Reserved]	12
Item 5. Market for Common Equity and Related Stockholder Matters	13
Item 6. Selected Financial Data	13
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	17
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A. Controls and Procedures	32
Item 9B. Other Information	33
Item 10. Directors, Executive Officers and Corporate Governance	33
Item 11. Executive Compensation	36
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13. Certain Relationships and Related Transactions, and Director Independence	38
Item 14. Principal Accountants Fees and Services	38
Item 15. Exhibits, Financial Statement Schedules	39

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

We plan to invest approximately $20,000,000 in producing and distributing two films and six new television series over the next two years. We anticipate raising sufficient capital for these expenditures through debt or equity financing as well as engaging in joint venture productions with other established production companies.

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

We also own the copyright of our logo and all of the contents of our operating entities’ website, www.xatvm.com.

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2012 and 2011.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space and occupy one office space for free totaling 528.07 square meters in area for the following business purposes:

Production Center: Room B 2802, Yiyuange Building B, Huashuo Garden, No. 190, Wenyi Road, Yanta District, Xi’An, Shaan’Xi Province, China, with an area of 209 square meters.  We rent this office from our shareholder Zheng Shao Kang at a cost of approximately $950 per month.

Corporate Office: Since November 20, 2011, we have occupied Room #10128, Taibai South Road #269-5-1, Yanta District, Xi’An City, Shaan’Xi Province, China, with an area of 319.07 square meters, as our corporate office. During the period of April 1, 2010 through November 19, 2011, we occupied 7/F, Time 2000 Plaza, #6 Wuxing Street, Beilin District, Xi’An City, Shaan’Xi Province, China, with an area of 900 square meters, as our office for free. This office space belongs to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of Xi’An TV. In return, we issued a one-year note of $1,423,240 to SXRT with an interest rate of 3%. Though we did not make the monthly rent payment to SXRT, we recorded imputed rent expense of approximately $ 3,700 per month based on market interest rate.

 For the year ended June 30, 2012 our total rent expenses including imputed rent expense were $80,339 for all our office space.

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

The range of high and low bid quotations by quarters from July 1, 2010 through June 30, 2012 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2012 to 06/30/2012	$ 0.51	$ 0.51
01/01/2012 to 03/31/2012	$ 1.01	$ 0.15
10/01/2011 to 12/31/2011	0	0
07/01/2011 to 09/30/2011	0	0
04/01/2011 to 06/30/2011	0	0
01/01/2011 to 03/31/2011	0	0
10/01/2010 to 12/31/2010	0	0
07/01/2010 to 09/30/2010	0	0

Holders

As of October 11, 2012 there were 254 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2012 and as of October 11, 2012 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2012.

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

Liquidity and Capital Resources

For the years ended June 30, 2012 and June 30, 2011

As of June 30, 2012 we had $45,681 in cash, current assets of $3,036,212, current liabilities of $316,160 and working capital of $2,720,052. As of June 30, 2011 we had $1,257,770 in cash, current assets of $2,913,366, current liabilities of $416,602 and working capital of $2,496,764.   As of June 30, 2012 we had total assets of $7,159,419, compared to total assets of $7,034,165 as of June 30, 2011.

During the year ended June 30, 2012 we used net cash of $1,349,154 in operating activities, compared to net cash received of $3,077,928 from operating activities during the year ended June 30, 2011. The decrease in net cash of $4,427,082 was mainly due to the decrease of amortization of film costs, change in accounts receivable and other receivable.

During the year ended June 30, 2012 we received net cash of $288,686 from investing activities, including $289,158 collection of long term investments. During the year ended June 30, 2011 we used net cash of $1,692,842 in investing activities, including $1,537,140 used for two one-year term notes to third parties.

During the year ended June 30, 2012 we used net cash of $176,389 on financing activities, including $205,542 used to pay related party loan. During the year ended June 30, 2011 we used net cash of $208,487 on financing activities, including $288,777 used to pay related party loan and $120,560 used to pay off the short term debt.

Our net cash decreased by $1,212,089 during the year ended June 30, 2012, compared to net cash increased by $1,210,507 during the year ended June 30, 2011.  The decrease in cash during fiscal year 2012 was primarily due to the increase in accounts receivable and cash paid for film costs.

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

We estimate that our expenses over the next 12 months (beginning October 2012) will be approximately $11,900,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Film and television series production costs	12 months	10,000,000
Marketing and advertising	12 months	500,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	300,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	500,000
General and administrative expenses	12 months	100,000
Total		11,900,000

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2012 and 2011:

	For the Years Ended June 30
	2012	2011

Revenues	$1,280,474	$1,405,410
Cost of revenues	962,024	1,205,600
Gross profit	318,450	199,810

Operating expenses
Selling, general and administrative expenses	312,509	251,133
Depreciation and amortization expense	30,587	35,616
Total operating expenses	343,096	286,749

Other income (expenses):
Interest income	95,095	32,942
Government subsidies/grants	-	3,014
Interest expense	(6,902)	(14,525)
Total other income	88,193	21,431

Net income (loss) before income taxes	63,547	(65,508)
Income taxes	7,961	1,402
Net income (loss)	55,586	(66,910)
Less : net loss attributable to non-controlling interest	-	(10,646)

Net income (loss) attributable to China Media, Inc.	$55,586	$(56,264)

Revenues

During the year ended June 30, 2012 we generated $1,280,474 of revenues, compared to revenues of $1,405,410 during the year ended June 30, 2011, a decrease of $124,936. Such decrease was mainly due to the decrease in revenues of TV series.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2012 was $962,024, a decrease of $243,576, as compared to $1,205,600 for the year ended June 30, 2011. The decrease was mainly due to the decline of associated revenues.

Gross Profit

As a result of the foregoing, our gross profit increased by $118,640 from $199,810 for the year ended June 30, 2011 to $318,450 for the year ended June 30, 2012. Gross profit margin increased by 10.7% from 14.2% to 24.9%. The increase in gross profit is mainly due to the revenues generated from different kinds of TV series.

Operating Expenses

During the year ended June 30, 2012 our total operating expenses were $343,096, an increase of $56,347, as compared to $286,749 for the year ended June 30, 2011.

Net Income

For the year ended June 30, 2012 we generated a net income of $55,586, as compared to net loss of $66,910 for the year ended June 30, 2011, an increase of $122,496. Such increase is due to the increased income from operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television products, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities, due to related parties and short term debt, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Cost of Revenues

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2012 and 2011, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

Consolidated Financial Statements

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

October 11, 2012

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2012	JUNE 30, 2011
Assets
Current assets
Cash and cash equivalents	$ 45,681	$ 1,257,770
Accounts receivable, net of allowance of $38,644 and $37,716 at June 30, 2012 and June 30, 2011, respectively	1,271,458	-
Notes Receivable	1,616,764	1,577,940
Prepaid and other receivable	102,309	77,656
Total current assets	3,036,212	2,913,366

Fixed assets, net	32,161	48,554
Intangible assets, net	34,871	46,410
Film costs	886,050	648,193
Long-term investments	3,170,125	3,377,642

Total assets	$ 7,159,419	$ 7,034,165

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 14,191	$ 7,282
Customer deposits	41,484	-
Accrued liabilities and other payable	226,287	202,920
Due to related parties	34,198	206,400
Total current liabilities	316,160	416,602

Total liabilities	316,160	416,602

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	$ 398	$ 398
Additional paid-in capital	11,164,001	11,157,099
Accumulated other comprehensive income	947,488	784,280
Accumulated deficit	(5,268,628)	(5,324,214)
Total stockholders' equity	6,843,259	6,617,563

Total liabilities and stockholders' equity	$ 7,159,419	$ 7,034,165

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2012	2011

Revenues	$ 1,280,474	$ 1,405,410
Cost of revenues	962,024	1,205,600
Gross profit	318,450	199,810

Selling, general and administrative	312,509	251,133
Depreciation and amortization expense	30,587	35,616
Total operating expenses	343,096	286,749

Other income (expense)
Interest income	95,095	32,942
Government subsidies/grants	-	3,014
Interest expense	(6,902)	(14,525)
Net income (loss) before income taxes	63,547	(65,508)
Income taxes	7,961	1,402
Net income (loss)	55,586	(66,910)
Less: Net loss attributable to non-controlling interest	-	(10,646)
Net income (loss) attributable to China Media Inc.	$ 55,586	$ (56,264)

Comprehensive income (loss)
Net income (loss)	55,586	(66,910)
Foreign currency translation gain	163,208	336,424
Comprehensive income (loss)	218,794	269,514
Less: Comprehensive income attributable to non-controlling interest	-	25,108
Comprehensive income (loss) attributable to China Media Inc.	$ 218,794	$ 244,406

Net income (loss) per common share, basic and diluted	$ 0.00	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended June 30, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	China Media, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount

Balance, June 30, 2010	39,750,000	$ 398	$ 8,748,246	$ 483,610	$ (5,267,950)	$ 3,964,304	$ 2,369,220	$ 6,333,524

Foreign currency translation	-	-	-	300,670	-	300,670	35,754	336,424

Imputed interest on related party loan	-	-	14,525	-	-	14,525	-	14,525

Net loss	-	-	-	-	(56,264)	(56,264)	(10,646)	(66,910)

Decrease of non-controlling interest	-	-	2,394,328	-	-	2,394,328	(2,394,328)	-

Balance, June 30, 2011	39,750,000	398	11,157,099	784,280	(5,324,214)	6,617,563	-	6,617,563

Foreign currency translation	-	-	-	163,208	-	163,208	-	163,208

Imputed interest on related party loan	-	-	6,902	-	-	6,902	-	6,902
								-
Net Income	-	-	-	-	55,586	55,586	-	55,586

Balance, June 30, 2012	39,750,000	398	11,164,001	947,488	(5,268,628)	6,843,259	-	6,843,259

The accompanying notes are an integral part of these consolidated financial statements. F-4

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 and 2011

	FOR THE YEARS ENDED JUNE 30,
	2012	2011
CASH FLOW OPERATING ACTIVITIES
Net income (loss)	$ 55,586	$ (66,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest	6,902	14,525
Amortization expense	12,617	12,056
Depreciation expense	17,970	23,560
Amortization of film costs	-	1,205,600

Changes in operating assets and liabilities:
Accounts receivable	(1,265,061)	450,196
Prepaid and other receivable	(22,628)	1,436,099
Accounts payable	6,696	4,035
Accrued liabilities and other payable	18,281	3,288
Cash paid for film costs	(220,792)	(4,521)
Customer deposits	41,275	-
Net cash provided by (used in) operating activities	(1,349,154)	3,077,928

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed asset	(472)	(481)
Loans made to others	-	(1,537,140)
Collection of long term investments	289,158	-
Cash paid for long term investments	-	(155,221)
Net cash provided by (used in) investing activities	288,686	(1,692,842)

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	(205,542)	(288,777)
Principal payments on short term debt	-	(120,560)
Proceeds from related parties	29,153	200,850
Net cash used in financing activities	(176,389)	(208,487)

Effect of exchange rate changes on cash	24,768	33,908
NET CHANGE IN CASH	(1,212,089)	1,210,507
CASH AT BEGINNING OF PERIOD	1,257,770	47,263
CASH AT END OF PERIOD	$ 45,681	$ 1,257,770

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 699	$ 1,193

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1.  Description of Business

China Media Inc. (the “Company”, “China Media”) formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

Vallant Pictures Entertainment Co., Ltd. (“Vallant”,) was incorporated in the British Virgin Islands on May 23, 2007.

Xi’An TV Media Co. Ltd. (“Xi’An TV”) was incorporated in Xi’An, Shaan’Xi Province, People’s Republic of China (“PRC”) on March 9, 2005. Xi’An TV is in the businesses of producing and developing television programming for the Chinese market.

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

·

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

·

Vallant has the exclusive right to purchase all of the outstanding interests in Xi’An TV, which would make Xi’An TV a wholly-owned subsidiary of Vallant when it’s allowable under the PRC regulation; and

·	Vallant could exercise absolute influence over Xi’An TV through overseeing the board and senior executives of Xi’An TV.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable. There was no bad debt expense recorded for the years ended June 30, 2012 and 2011.

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

Intangible assets with finite lives are amortized over their estimated useful lives to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic lives of 10 years and the amortization expenses for the years ended June 30, 2012 and 2011 were $12,617 and $12,056, respectively.

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

In accordance with ASC 926, Entertainment - Films, revenue from sale or licensing arrangements of a film shall be recognized when the following five revenue criteria are met: persuasive evidence of an arrangement exists, the film is completed and delivery has occurred, the license period of the arrangement has begun, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Cost of Revenues

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no deferred tax assets or liabilities at June 30, 2012 and 2011.

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

Foreign Currency Translation

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2012	6.3089	6.3408
Year ended June 30, 2011	6.4641	6.6357

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2012 and 2011, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands existing disclosure requirements and amends some fair value measurement principles. The ASU was effective for interim periods beginning on or after December 15, 2011, with early adoption prohibited and prospective application required. The adoption by the Company will not have a material effect on its financial statements except for enhanced disclosure in the notes to its financial statements.

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the new presentation requirements of these ASUs retrospectively in the first quarter of fiscal year 2013.

In September 2011, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The Company does not expect the adoption to have a significant impact on its financial statements.

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on its financial statements.

NOTE 3. Notes Receivable

	June 30,
	2012	2011
Notes receivable	$1,616,764	$1,577,940

The notes receivable balances as of June 30, 2012 and 2011 include two one-year term notes to third parties with interest rate of 3% and 0%, respectively. Interest incomes including imputed interest income for the years ended June 30, 2012 and 2011 were $94,280 and $32,651 for the notes above (also see Note 10 related to imputed interest income).

NOTE 4. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2012	2011
Electronic Equipment	$163,705	$159,311
Communication Equipment	678	662
Machinery Equipment	92,558	90,336
Automobiles	50,587	49,373
Office Furniture	2,362	2,305
Leasehold improvement	-	4,348
	309,890	306,334
Less: Accumulated depreciation	(277,729)	(257,780)
Fixed assets, net	$32,161	$48,554

Depreciation expenses for the years ended June 30, 2012 and 2011 were $17,970 and $23,560, respectively.

NOTE 5. Film Costs

Film costs consist of the following:

	June 30,
	2012	2011
Completed and not released:
TV Series	$855,934	$618,800
In development - TV Series	30,116	29,393
Film costs	$886,050	$648,193

Amortization of film cost was included in cost of revenues. See Note 7 for details.

NOTE 6. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $29,300 and $200,850 to the Company during the years ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, the outstanding shareholder loan balances were $34,198 and $206,400, respectively.

The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950 with lease termination date of May 7, 2014 (See Note 10 for details).

NOTE 7. Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Years Ended June 30
	2012	2011
Lady Shexiang TV Series	$1,045,609	$-
Ordinary Lives of Miners and Their Wives TV Series	-	1,356,300
Xia Hai TV Series	214,484	-
Advertising Revenue	20,381	49,110
Total Revenues	$1,280,474	$1,405,410

The Company’s cost of revenues by film and TV series is as follows:

	Years Ended June 30
	2012	2011
Lady Shexiang TV Series	$804,315	$-
Xia Hai TV Series	157,709
Ordinary Lives of Miners and Their Wives TV Series	-	1,205,600
Total Cost of Revenues	$962,024	$1,205,600

NOTE 8. Long-term Investments

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

As of June 30, 2011, the Company has contributed RMB 21,833,500 (approximately $3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project was declined by the State Department of Education. On June 8, 2011, the Board of the Company approved to re-invest RMB 20,000,000 (approximately $3,170,125)  into a new project with Shaan’Xi Shengshi Ronghua Media Co. Ltd. (“Shengshi Ronghua”) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Nantong and Shengshi Ronghua. All of the parties agreed that Nantong will transfer RMB 20,000,000 (approximately $3,170,125) directly to Shengshi Ronghua for this advertising project with remaining balance to be paid back to the Company directly. In September 2011, Shengshi Ronghua received RMB 20,000,000 (approximately $3,170,125) from Nantong. As of December 31, 2011, the Company had received the remaining balance in the amount of RMB 1,833,500 (approximately $287,493) from Nantong.

In July 2011, the Company contributed RMB 6,000,000 (approximately $934,200) to Shaan’Xi Shiqiang Industrial Co., Ltd. (“Shiqiang”) to invest in their “Intelligent small medical kit" advertising project for ten years. Per the agreement, the project will be operated by Shiqiang and 51% of the profits from the project will be allocated to the Company. As a return, Shiqiang will pledge its adverting right of this project to the Company. Both parties agreed that the Company has the right to withdraw the investment if the project profit is not maintained at RMB 1,000,000 (approximately $155,700) or when the Company believes the risk is too high. In March 2012, the Company decided to withdraw from Shiqiang project due to low profitability and the Company received the full refund of RMB 6,000,000 (approximately $934,200) in April 2012.

During the year ended June 30, 2012, due to various difficulties encountered during the operation of the taxi advertising project with Shengshi Ronghua, the Company considered the project unfeasible and decided to withdraw from the project. On July 20, 2012, the Company and Shengshi Ronghua entered into a mutual agreement to terminate the original agreement signed on June 21, 2011. Shengshi Ronghua refunded RMB 2,000,000 (approximately $317,012) to the Company in July 2012 and agreed to return the remaining RMB 18,000,000 (approximately $2,853,112) by the end of October 2012.

NOTE 9. Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

During fiscal year of 2010, the tax authority determined that Xi’An TV’s taxable income should be assessed at 10% of taxable revenue until further notice from the local tax authority. The Company’s income taxes for the years ended June 30, 2012 and 2011 were $7,961 and $1,402, respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended
	2012	2011
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Permanent difference	-12.5%	-22.9%
Effective tax rate	12.5%	2.1%

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

The Company has no United States corporate income tax liability as of June 30, 2012 and 2011.

NOTE 10. Commitments and Contingencies

The Company has entered into one office lease agreement with a former shareholder with a monthly rent of approximately $950 with a lease termination date of May 7, 2014.

During the period of April 1, 2010 to November 19, 2011, the Company occupied an office space belonging to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of Xi’An TV, for free. In return, the Company issued a note of $1,423,240 to SXRT with an interest rate of 3%. Although the Company did not make the monthly rent payment to SXRT, the Company recorded imputed rent expense and imputed interest income of $47,992 in fiscal year 2012 and $24,679 in fiscal year 2011 based on interest rate for one-year loan published by Xi’An Commercial Bank since the interest income surrendered is determinable and measureable.

The Company’s remaining commitments for minimum lease payments under the non-cancelable operating lease are as follows:

For Years Ended June 30,
2013	$22,239
2014	10,567
Total:	$32,807

Rent expenses for the years ended June 30, 2012 and 2011 were $80,339 and $41,622, respectively.

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

The following schedule discloses the effects of changes in the Company’s ownership interest in Xi’An TV on the Company’s equity:

	Years Ended June 30,
	2012	2011
Net income (loss) attributable to China Media Inc.	$55,586	$(56,264)
Transfers from the non-controlling interest
Increase in China Media Inc's paid-in capital	-	2,394,328
Net transfers from non-controlling interest	-	2,394,328

Change from net income attributable to China Media Inc. and transfers from non-controlling interest	$55,586	$2,338,064

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2012.

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

As of June 30, 2012, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	49	President, Chief Executive Officer, Secretary and Director
Shuncheng Ma	50	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	44	Director
Shengli Liu	41	Director

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

Mr. Li earned a Master’s degree of enterprise culture from the Central China Normal University in 2004.  Since 2005 he has served on the board of directors of Xi’An TV MEDIA Co., Ltd. and Shaan’Xi Western Capital Investment Management Co., Ltd.

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

Bin Li, Director

Bin Li has served as our Director since July 7, 2009.  Mr. Li has 18 years of experience in the movie and TV industry in China.  In 2006, Mr. Li invested in Xi’An TV MEDIA Co., Ltd. and became one of its major shareholders.  From 1987 to 1990, he served in the 77th unit of the Chinese People’s Liberation Army, and from 1991 to the present he has worked in production for Xi’An Movie Studio, one of the most famous movie studios in China.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2012 2011	$7,050 None	None None	$7,050 None
Shuncheng Ma, Chief Financial Officer, Treasurer	2012 2011	$3,312 $667	None None	$3,312 $667

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2012, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2012, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2012 or June 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2012.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2012.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of October 11, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of October 11, 2012 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.0
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1, Yanta District, Xi’An City, Shaan’Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
Common Stock	Shuncheng Ma (4) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.0
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Shaan’Xi Province, Xi’An City	3,000,000	8.0
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,539,000	19
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Shaan’Xi Province, Xi’An City	5,000,000	13
	All Others as a Group	25,539,000

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.
(3)	Shengli Liu is our Director.
(4)	Shuncheng Ma is our Chief Financial Officer, Principal Accounting Officer and Treasurer.
(5)	Based on 39,750,000 issued and outstanding shares of our common stock as of October 11, 2012

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $29,300 and $200,850 to the Company during the year ended June 30, 2012 and 2011. For the years ended June 30, 2012 and 2011, the shareholder loan has an outstanding balance of $34,198 and $206,400, respectively.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for fiscal year ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2012 ($)	2011 ($)
Audit Fees	68,000	68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	68,000	68,000

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
10.1

Technical Consultancy and Services Agreement between Vallant Pictures Entertainment Co., Ltd. and Xi’An TV Media Inc. dated September 17, 2010(incorporated by reference from our Amended Current Report on Form 8-K/A filed on October 11, 2011).

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

CHINA MEDIA INC.

Date: October 11, 2012	/s/Shuncheng Ma
Shuncheng Ma
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)