Form 10-Q
period 2012-09-30
CHINA MEDIA INC.
filed 2012-11-19
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-150952

China Media Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room #10128, Taibai South Road #269-5-1 Yanta District, Xi'An City, Shaan'Xi Province, China	710068
(Address of principal executive offices)	(Zip Code)

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

[ ] Yes   [X] No

As of September 30, 2012 and November 19, 2012, the registrant had 39,750,000 shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of China Media Inc. (the “Company”, “China Media”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA MEDIA INC.

SEPTEMBER 30, 2012

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2012(Unaudited) and June 30, 2012
Consolidated Statements of Operations for the three months ended September 30, 2012, and 2011 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2012	JUNE 30, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 32,421	$ 45,681
Accounts receivable, net of allowance of $38,582 and $38,644
at September 30, 2012 and June 30, 2012, respectively	1,338,781	1,271,458
Notes receivable	1,455,927	1,616,764
Prepaid and other receivable	2,921,200	102,309
Total current assets	5,748,329	3,036,212

Fixed assets, net	30,499	32,161
Intangible assets, net	31,651	34,871
Film costs	1,264,441	886,050
Long-term investments	-	3,170,125

Total assets	$ 7,074,920	$ 7,159,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 28,435	$ 14,191
Customer deposits	3,254	41,484
Accrued liabilities and other payable	221,706	226,287
Due to related parties	34,143	34,198
Total current liabilities	287,538	316,160

Total liabilities	287,538	316,160

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares
authorized;39,750,000 shares issued and outstanding at
September 30, 2012 and June 30, 2012, respectively	$ 398	$ 398
Additional paid-in capital	11,164,001	11,164,001
Accumulated other comprehensive income	936,539	947,488
Accumulated deficit	(5,313,556)	(5,268,628)
Total stockholders' equity	6,787,382	6,843,259

Total liabilities and stockholders' equity	$ 7,074,920	$ 7,159,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011

Revenues	$ 4,927	$ 3,199
Cost of revenues	-	-
Gross profit	4,927	3,199
Selling, general and administrative	55,984	43,085
Depreciation and amortization expense	4,776	8,940
Total operating expenses	60,760	52,025

Other income (expense)
Interest income	10,905	17,419
Interest expense	-	(3,407)
Net income (loss) before income taxes	(44,928)	(34,814)
Income taxes	-	80
Net income (loss)	$ (44,928)	$ (34,894)

Comprehensive income (loss)
Net income (loss)	(44,928)	(34,894)
Foreign currency translation gain (loss)	(10,949)	53,020
Comprehensive income (loss)	$ (55,877)	$ 18,126

Net income (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	FOR THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOW OPERATING ACTIVITIES
Net income (loss)	$ (44,928)	$ (34,894)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Imputed interest	-	3,407
Amortization expense	3,164	3,114
Depreciation expense	1,611	5,826
Changes in operating assets and liabilities:
Accounts receivable	(69,344)	(3,229)
Prepaid and other receivable	29,493	(51,584)
Accounts payable	14,264	3,083
Accrued liabilities and other payable	(4,219)	(71)
Customer deposits	(38,158)	-
Cash paid for film costs	(379,747)	-
Net cash used in operating activities	(487,864)	(74,348)

CASH FLOW INVESTING ACTIVITIES:
Cash paid for long term investments	-	(934,200)
Collection of long term investments	316,456	-
Collection of notes receivable	158,228	-
Net cash provided by (used in) investing activities	474,684	(934,200)

Effect of exchange rate changes on cash	(80)	8,526
NET CHANGE IN CASH	(13,260)	(1,000,022)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$32,421	$257,748

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 7,303	$ 216

NON-CASH TRANSACTION:
Long-term investment reclassed to other receivable	$ 2,848,101	$ 285,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

According to the Option Agreement, Vallant has the exclusive and irrevocable right to acquire 100% of the equity interests of Xi’An TV if permitted under the PRC law. In the Equity Pledge Agreement, Xi’An TV shareholders also pledged 100% (62.61% prior to September 17, 2010) of their equity interests in Xi’An TV to Vallant to guarantee Xi’An TV’s performance of its obligations under the Business Operations Agreement.

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2012 included in this document have been omitted.

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

Recently Accounting Pronouncements

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

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $34,143 and $34,198 to the Company at September 30, 2012 and June 30, 2012, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950 with lease termination date of May 7, 2014.

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

During the year ended June 30, 2012, due to various difficulties encountered during the operation of the taxi advertising project with Shengshi Ronghua, the Company considered the project unfeasible and decided to withdraw from the project. On July 20, 2012, the Company and Shengshi Ronghua entered into a mutual agreement to terminate the original agreement signed on June 21, 2011. Shengshi Ronghua refunded RMB 2,000,000 (approximately $317,012) to the Company in July 2012 and agreed to return the remaining RMB 18,000,000 (approximately $2,853,112) by the end of November 2012.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011:

	For Three Months Ended September 30,
	2012	2011

Revenues	$4,927	$3,199
Cost of revenues	-	-
Gross profit	4,927	3,199

Operating expenses
Selling, general and administrative	55,984	43,085
Depreciation and amortization expenses	4,776	8,940
Total operating expenses	60,760	52,025

Other income (expenses):
Interest income	10,905	17,419
Interest expense	-	(3,407)
Total other income	10,905	14,012

Net loss before income taxes	(44,928)	(34,814)
Income taxes	-	80
Net loss	$(44,928)	$(34,894)

Revenues

During the three months ended September 30, 2012, we earned revenue of $4,927, compared to $3,199 in the same period in 2011. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the three months ended September 30, 2012 and 2011. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Gross profit

As a result of the foregoing, our gross profit increased by $1,728 for the three months ended September 30, 2012 relative to the same period in 2011.

Operating expenses

During the three months ended September 30, 2012 our total operating expenses were $60,760, an increase of $8,735 as compared to $52,025 for the three months ended September 30, 2011.

Net loss

For the three months ended September 30, 2012 we incurred a net loss of $44,928. During the same period in 2011 we incurred a net loss of $34,894.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2012	2011

Net cash used in operating activities	$(487,864)	$(74,348)
Net cash provided by (used in) investing activities	474,684	(934,200)
Effect of exchange rate changes on cash and cash equivalents	(80)	8,526
NET CHANGE IN CASH	(13,260)	(1,000,022)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$32,421	$257,748

As of September 30, 2012 we had cash of $32,421 and a working capital surplus of $5,460,791.

For the three months ended September 30, 2012, we used net cash of $487,864 in operating activities, compared to net cash used of $74,348 in operating activities during the same period in 2011. The decrease in net cash of $413,516 was mainly due to cash paid for film costs.

During the three months ended September 30, 2012, we received net cash of $474,684 from investing activities, including $316,456 collection of long term investments and $158,228 collection of notes receivable. During the three months ended September 30, 2011 we used net cash of $934,200 in investing activities for investment in Shiqiang advertising project.

Our cash level decreased by $13,260 during the three months ended September 30, 2012, compared to a decrease of $1,000,022 in the same period in 2011, mainly due to the net cash used for investing activities as described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our 2012 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

During the quarterly period, we implemented the following measures to improve our internal control over financial reporting:

(1). Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal controls over financial reporting; and

(2). Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes;

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 19, 2012	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: November 19, 2012	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)