Form 10-Q
period 2012-12-31
CHINA MEDIA INC.
filed 2013-02-11
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-150952

China Media Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0521269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 10128, No. 269-5-1 Taibai South Road, Yanta District, Xi'an City, Shaan'xi Province, China	710068
(Address of principal executive offices)	(Zip Code)

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

[ ] Yes   [X] No

As of December 31, 2012 and February 4, 2013, the registrant had 39,750,000 and 39,750,000 shares of common stock outstanding, respectively.

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

CHINA MEDIA INC.

DECEMBER 31, 2012

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012
Consolidated Statements of Operations for the three and six months ended December 31, 2012, and 2011 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	JUNE 30, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 139,032	$ 45,681
Accounts receivable, net of allowance of $38,692 and $38,644
at December 31, 2012 and June 30, 2012, respectively	1,271,375	1,271,458
Notes receivable	1,460,063	1,616,764
Prepaid and other receivable	90,110	102,309
Total current assets	2,960,580	3,036,212

Fixed assets, net	30,146	32,161
Intangible assets, net	28,566	34,871
Film costs	4,061,196	886,050
Long-term investments	-	3,170,125

Total assets	$ 7,080,488	$ 7,159,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 7,302	$ 14,191
Customer deposits	14,283	41,484
Accrued liabilities and other payable	227,096	226,287
Due to related parties	121,335	34,198
Total current liabilities	370,016	316,160

Total liabilities	370,016	316,160

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares
authorized;39,750,000 shares issued and outstanding at
December 31, 2012 and June 30, 2012, respectively	$ 398	$ 398
Additional paid-in capital	11,164,001	11,164,001
Accumulated other comprehensive income	955,899	947,488
Accumulated deficit	(5,409,826)	(5,268,628)
Total stockholders' equity	6,710,472	6,843,259

Total liabilities and stockholders' equity	$ 7,080,488	$ 7,159,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2012	2011	2012	2011

Revenues	$ 7,798	$ 11,076	$ 2,871	$ 7,877
Cost of revenues	-	-	-	-
Gross profit	7,798	11,076	2,871	7,877

Selling, general and administrative	161,380	150,498	105,396	107,413
Depreciation and amortization expense	9,470	17,733	4,694	8,793
Total operating expenses	170,850	168,231	110,090	116,206

Other income (expense):
Interest income	22,030	28,512	11,125	11,093
Interest expense	-	(6,862)	-	(3,455)
Net income (loss) before income taxes	(141,022)	(135,505)	(96,094)	(100,691)
Income taxes	176	277	176	197
Net income (loss)	$ (141,198)	$ (135,782)	$ (96,270)	$ (100,888)

Comprehensive income (loss)
Net income (loss)	(141,198)	(135,782)	(96,270)	(100,888)
Foreign currency translation gain (loss)	8,411	103,304	19,360	50,284
Comprehensive income (loss)	$ (132,788)	$ (32,478)	$ (76,911)	$ (50,604)

Net income (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding
- basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2012 and 2011

		FOR THE SIX MONTHS ENDED DECEMBER 31,
	2012	2011
CASH FLOW OPERATING ACTIVITIES
Net income (loss)	$ (141,198)	$ (135,782)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Imputed interest	-	6,862
Amortization expense	6,345	6,272
Depreciation expense	3,125	11,461
Changes in operating assets and liabilities:
Accounts receivable	1,656	(37,661)
Prepaid and other receivable	12,320	(40,523)
Accounts payable	(6,903)	21,305
Accrued liabilities and other payable	529	12,768
Customer Deposits	(27,240)	-
Cash paid for film costs	(3,172,589)	(956,480)
Net cash used in operating activities	(3,323,955)	(1,111,778)
CASH FLOW INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,071)	(4,353)
Cash paid for long term investments	-	(940,800)
Collection of long term investments	3,172,589	287,493
Collection of notes receivable	158,228	-
Net cash provided by (used in) investing activities	3,329,746	(657,660)
CASH FLOW FINANCING ACTIVITIES:
Repayments to related parties Proceeds from related parties	- 87,055	(204,357) -
Proceeds from short-term debt	-	799,680
Net cash provided by financing activities	87,055	595,323
Effect of exchange rate changes on cash	505	17,279
NET CHANGE IN CASH	93,351	(1,156,836)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$ 139,032	$ 100,934
SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 7,513	$ 298
NON-CASH TRANSACTION:
Long-term investment reclassed to other receivable	$ -	$ 117,056
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2012

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

In light of the above, Vallant has a controlling interest in Xi’An TV based on the fact that:

·

Vallant has the ability to absorb 100% (62.62% prior to September 17, 2010) of the expected residual return from Xi’An TV, which makes Vallant the primary beneficiary of Xi’An TV. In the event Xi’An TV fails to pay any required amounts, Vallant could exercise its right to acquire certain pledged shares in Xi’An TV pursuant to a equity pledge agreement executed by and between Vallant and Xi’An TV which guarantee all required payment;

·

Vallant has the exclusive right to purchase all of the outstanding interests in Xi’An TV, which would make Xi’An TV a wholly-owned subsidiary of Vallant when it’s allowable under the PRC regulation; and

·	Vallant could exercise absolute influence over Xi’An TV through overseeing the board and senior executives of Xi’An TV.
6

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2012 included in this document have been omitted.

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

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $121,335 and $34,198 to the Company at December 31, 2012 and June 30, 2012, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $950 with lease termination date of May 7, 2014.

NOTE 4. Long-term Investments

The Company entered into a Letter of Intent on January 28, 2010 with Nantong Oriental Science and Education Investment Co., Ltd. (Nantong”) to set up a training school located in Haimen, China (Haimen Project”). Per the letter of intent, the Company will contribute RMB 30,000,000 (approximately $4,406,100) and Nantong will contribute its land use right with a determined value of RMB 20,000,000 (approximately $2,937,400). 60% of the profits and risks from the project shall be allocated to the Company. The term of this Letter of Intent is one year started from the signing date. Both parties of this agreement will jointly operate and manage this project once it is approved and established.

As of June 30, 2011, the Company has contributed RMB 21,833,500 (approximately $3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project was declined by the State Department of Education. On June 8, 2011, the Board of the Company approved to re-invest RMB 20,000, 000 (approximately $3,170,125) into a new project with Shaan’Xi Shengshi Ronghua Media Co. Ltd. (“Shengshi Ronghua”) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Nantong and Shengshi Ronghua. All of the parties agreed that Nantong will transfer RMB 20,000,000 (approximately $3,170,125) directly to Shengshi Ronghua for this advertising project with remaining balance to be paid back to the Company directly. In September 2011, Shengshi Ronghua received RMB 20,000,000 (approximately $3,170,125) from Nantong. As of December 31, 2011, the Company had received the remaining balance in the amount of RMB 1,833,500 (approximately $287,493) from Nantong.

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

During the year ended June 30, 2012, due to various difficulties encountered during the operation of the taxi advertising project with Shengshi Ronghua, the Company considered the project unfeasible and decided to withdraw from the project. On July 20, 2012, the Company and Shengshi Ronghua entered into a mutual agreement to terminate the original agreement signed on June 21, 2011. Shengshi Ronghua refunded RMB 2,000,000 (approximately $317,000) to the Company in July 2012 and refunded the remaining RMB 18,000,000 (approximately $2,853,000) to the Company in December 2012.

NOTE 5. Film Costs

Film costs consist of the following:

	December 31, 2012	June 30, 2012
Completed and not released:
TV Series	$4,031,043	$855,934
In development - TV Series	30,153	30,116
Film costs	$4,061,196	$886,050

The increase of film costs primarily represents the purchase of one-year joint copyrights of three TV series including “The Love of  The Hawthorn Tree” in the amount of RMB 3,000,000 (appximately $476,100), “Zhu De” in the amount of RMB 10,000,000 (approximately $1,587,000), and “Qiang Xia” in the amount of RMB 8,000,000 (approximately $1,269,600).

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

Results of Operations

Comparison of the six months ended December 31, 2012 and 2011:

	For the Six Months Ended December 31,
	2012	2011

Revenues	$7,798	$11,076
Cost of revenues	-	-
Gross profit	7,798	11,076

Operating expenses
Selling, general and administrative expenses	161,380	150,498
Depreciation and amortization expense	9,470	17,733
Total operating expenses	170,850	168,231

Other income (expenses):
Interest income	22,030	28,512
Interest expense	-	(6,862)
Total other income	22,030	21,650

Net loss before income taxes	(141,022)	(135,505)
Income taxes	176	277
Net loss	$(141,198)	$(135,782)

Revenues

During the six months ended December 31, 2012, we decreased revenue of $3,278, compared to $11,076 in the same period in 2011. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the six months ended December 31, 2012 and 2011. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Gross profit

As a result of the foregoing, our gross profit decreased $3,278 for the six months ended December 31, 2012 relative to the same period in 2011.

Operating expenses

During the six months ended December 31, 2012 our total operating expenses were $170,850, an increase of $2,619 as compared to $168,231 for the six months ended December 31, 2011.

Net loss

For the six months ended December 31, 2012 we incurred a net loss of $141,198. During the same period in 2011 we incurred a net loss of $135,782. This increase was the result of increase general and administrative expenses.

Comparison of the three months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,
	2012	2011

Revenues	$2,871	$7,877
Cost of revenues	-	-
Gross profit	2,871	7,877

Operating expenses
Selling, general and administrative expenses	105,396	107,413
Depreciation and amortization expense	4,694	8,793
Total operating expenses	110,090	116,206

Other income (expenses):
Interest income	11,125	11,093
Interest expense	-	(3,455)
Total other income	11,125	7,638

Net loss before income taxes	(96,094)	(100,691)
Income taxes	176	80
Net loss	$(96,270)	$(100,888)

Revenues

During the three months ended December 31, 2012, we decreased revenue of $5,006, compared to $7,877 in the same period in 2011. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the three months ended December 31, 2012 and 2011. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Gross profit

As a result of the foregoing, our gross profit decreased $5,006 for the three months ended December 31, 2012 relative to the same period in 2011.

Operating expenses

During the three months ended December 31, 2012 our total operating expenses were $110,090, a decrease of $6,116 as compared to $116,206 for the three months ended December 31, 2011.

Net loss

For the three months ended December 31, 2012 we incurred a net loss of $96,270. During the same period in 2011 we incurred a net loss of $100,888. This decrease was the result of decreased general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31,
	2012	2011

Net cash used in operating activities	$(3,323,955)	$(1,111,778)
Net cash provided by (used in) investing activities	3,329,746	(657,660)
Net cash provided by financing activities	87,055	595,323

Effect of exchange rate changes on cash and cash equivalents	505	17,279
NET CHANGE IN CASH	93,351	(1,156,836)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$139,032	$100,934

As of December 31, 2012 we had cash of $139,032 in our bank accounts and a working capital surplus of $2,590,564.

For the six months ended December 31, 2012, we used net cash of $3,323,955 in operating activities, compared to net cash used of $1,111,778 in operating activities during the same period in fiscal 2011. The decrease in net of cash of $2,212,177 was mainly due to cash paid for film costs including TV series “The Love of  The Hawthorn Tree” in the amount of RMB 3,000,000 (appximately $476,100), TV series “Zhu De” in the amount of RMB 10,000,000 (approximately $1,587,000), and TV series “Qiang Xia” in the amount of RMB 8,000,000 (approximately $1,269,600).

During the six months ended December 31, 2012, we received net cash of $3,329,746 in investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable. During the six months ended December 31, 2011 we spent approximately net cash of $657,660 in investing activities for investment in Shiqiang advertising project.

During the six months ended December 31, 2012, we earned net cash of $87,055 in financing activities, compared to net cash earned of $595,323 in financing activities during the same period in fiscal 2011. The decrease was mainly due to we received a short-term loan from an unrelated party in fiscal year 2011.

Our cash level increased by $93,351 during the six months ended December 31, 2012, compared to a decrease of $1,156,836 in the same period in 2011, mainly due to the net cash earned from investing activities as described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 7, 2013	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: February 7, 2013	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)