Form 10-Q
period 2013-03-31
CHINA MEDIA INC.
filed 2013-05-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

[ ] Yes   [X] No

As of March 31, 2013 and May 13, 2013, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2013

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2013(Unaudited) and June 30, 2012
Consolidated Statements of Operations for the three and nine months ended March 31, 2013, and 2012 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2013, and 2012 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	JUNE 30, 2012
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 204,530	$ 45,681
Accounts receivable, net of allowance of $38,905 and $38,644
at March 31, 2013 and June 30, 2012, respectively	1,294,332	1,271,458
Notes receivable	1,619,698	1,616,764
Prepaid and other receivable	246,324	102,309
Total current assets	3,364,884	3,036,212

Fixed assets, net	28,843	32,161
Intangible assets, net	25,532	34,871
Film costs	3,844,190	886,050
Long-term investments	-	3,170,125

Total assets	$ 7,263,449	$ 7,159,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,492	$ 14,191
Customer deposits	190,657	41,484
Accrued liabilities and other payable	231,574	226,287
Due to related parties	122,003	34,198
Total current liabilities	553,726	316,160

Total liabilities	553,726	316,160

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares
authorized;39,750,000 shares issued and outstanding at
March 31, 2013 and June 30, 2012, respectively	$ 398	$ 398
Additional paid-in capital	11,164,001	11,164,001
Accumulated other comprehensive income	992,885	947,488
Accumulated deficit	(5,447,561)	(5,268,628)
Total stockholders' equity	6,709,723	6,843,259

Total liabilities and stockholders' equity	$ 7,263,449	$ 7,159,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012

Revenues	$ 22,970	$ 19,121	$ 15,172	$ 8,045
Cost of revenues	-	-	-	-
Gross profit	22,970	19,121	15,172	8,045

Selling, general and administrative	220,409	196,193	59,029	45,695
Depreciation and amortization expense	14,122	24,496	4,652	6,763
Total operating expenses	234,531	220,689	63,681	52,458

Other income (expense):
Interest income	32,805	52,349	10,775	23,833
Interest expense	-	(6,866)	-	-
Net income (loss) before income taxes	(178,756)	(156,085)	(37,734)	(20,580)
Income taxes	177	277	1	-
Net income (loss)	$ (178,933)	$ (156,362)	$ (37,735)	$ (20,580)

Comprehensive income (loss)
Net income (loss)	(178,933)	(156,362)	(37,735)	(20,580)
Foreign currency translation gain (loss)	45,397	144,365	36,986	41,061
Comprehensive income (loss)	$ (133,536)	$ (11,997)	$ (749)	$ (20,481)

Net income (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding
- basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED MARCH 31, 2013 and 2012

	FOR THE NINE MONTHS ENDED MARCH 31,
	2013	2012
CASH FLOW OPERATING ACTIVITIES
Net income (loss)	$ (178,933)	$ (156,362)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Imputed interest	-	6,866
Amortization expense	9,531	9,414
Depreciation expense	4,591	15,082
Changes in operating assets and liabilities:
Accounts receivable	(14,227)	-
Prepaid and other receivable	(142,676)	190,289
Accounts payable	(4,773)	2,040
Accrued liabilities and other payable	3,743	9,210
Customer Deposits	148,219	-
Cash paid for film costs	(2,938,794)	(957,090)
Net cash used in operating activities	(3,113,319)	(880,551)
CASH FLOW INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,071)	(469)
Cash paid for long term investments	-	(934,200)
Loans made to other	(150,911)	-
Collection of long term investments	3,172,589	287,676
Collection of notes receivable	158,228	-
Net cash provided by (used in) investing activities	3,178,835	(646,993)
CASH FLOW FINANCING ACTIVITIES:
Repayments to related parties	-	(204,488)
Principal payments on short-term debt	-	(5,297)
Proceeds from related parties	87,055	-
Proceeds from short-term debt	-	800,190
Net cash provided by financing activities	87,055	590,405
Effect of exchange rate changes on cash	6,278	13,261
NET CHANGE IN CASH	158,849	(923,878)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$ 204,530	$ 333,892
SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 7,712	$ 488
NON-CASH TRANSACTION:
Long-term investment reclassed to other receivable	$ -	$ 948,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 1.  Description of Business

China Media Inc. (the “Company”, “China Media”) formerly Protecwerx Inc., is a Nevada corporation with major operations in China

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

Recently Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-07, “Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film” (“ASU 2012-07”). This guidance eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. The amendments in this update are effective for the Company's impairment assessments performed on or after December 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity

(parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $122,003 and $34,198 to the Company at March 31, 2013 and June 30, 2012, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

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

NOTE 5. Film Costs

Film costs consist of the following:

	March 31, 2013	June 30, 2012
Completed and not released:
TV Series	$3,813,871	$855,934
In development - TV Series	30,319	30,116
Film costs	$3,844,190	$886,050

The increase of film costs primarily represents the purchase of one-year joint copyrights of three TV series including “The Love of The Hawthorn Tree” in the amount of RMB 3,000,000 (approximately $476,100), “Zhu De” in the amount of RMB 10,000,000 (approximately $1,587,000), and “Qiang Xia” in the amount of RMB 8,000,000 (approximately $1,269,600).

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

Results of Operations

Comparison of the nine months ended March 31, 2013 and 2012:

	For the Nine Months Ended March 31,
	2013	2012

Revenues	$22,970	$19,121
Cost of revenues	-	-
Gross profit	22,970	19,121

Operating expenses
Selling, general and administrative expenses	220,409	196,193
Depreciation and amortization expense	14,122	24,496
Total operating expenses	234,531	220,689

Other income (expenses):
Interest income	32,805	52,349
Interest expense	-	(6,866)
Total other income	32,805	45,483

Net loss before income taxes	(178,756)	(156,085)
Income taxes	177	277
Net loss	$(178,933)	$(156,362)

Revenues

During the nine months ended March 31, 2013, we increased revenue of $3,849, compared to $19,121 in the nine months ended March 31, 2012. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the nine months ended March 31, 2013 and 2012. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Gross profit

As a result of the foregoing, our gross profit increased $3,849 for the nine months ended March 31, 2013 relative to the nine months ended March 31, 2012.

Operating expenses

During the nine months ended March 31, 2013 our total operating expenses were $234,531, an increase of $13,842 as compared to $220,689 for the nine months ended March 31, 2012.

Net loss

For the nine months ended March 31, 2013 we incurred a net loss of $178,933. During the nine months ended March 31, 2012 we incurred a net loss of $156,362. This increase was the result of increased general and administrative expenses and decreased interest income.

Comparison of the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

Revenues	$15,172	$8,045
Cost of revenues	-	-
Gross profit	15,172	8,045

Operating expenses
Selling, general and administrative expenses	59,029	45,695
Depreciation and amortization expense	4,652	6,763
Total operating expenses	63,681	52,458

Other income (expenses):
Interest income	10,775	23,833
Interest expense	-	-
Total other income	10,775	23,833

Net loss before income taxes	(37,734)	(20,580)
Income taxes	1	-
Net loss	$(37,735)	$(20,580)

Revenues

During the three months ended March 31, 2013, we increased revenue of $7,127, compared to $8,045 in the three months ended March 31, 2012. The revenue was generated through commercial sales to advertising agencies.

Cost of revenues

We had no cost of revenues for the three months ended March 31, 2013 and 2012. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Gross profit

As a result of the foregoing, our gross profit increased $7,127 for the three months ended March 31, 2013 relative to the three months ended March 31, 2012.

Operating expenses

During the three months ended March 31, 2013 our total operating expenses were $63,681, an increase of $11,223 as compared to $52,458 for the three months ended March 31, 2012.

Net loss

For the three months ended March 31, 2013 we incurred a net loss of $37,735. During the three months ended March 31, 2012 we incurred a net loss of $20,580. This increase was the result of increased general and administrative expenses and decreased interest income.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2013	2012

Net cash used in operating activities	$(3,113,319)	$(880,551)
Net cash provided by (used in) investing activities	3,178,835	(646,993)
Net cash provided by financing activities	87,055	590,405

Effect of exchange rate changes on cash and cash equivalents	6,278	13,261
NET CHANGE IN CASH	158,849	(923,878)
CASH AT BEGINNING OF PERIOD	45,681	1,257,770
CASH AT END OF PERIOD	$204,530	$333,892

As of March 31, 2013 we had cash of $204,530 in our bank accounts and a working capital surplus of $2,811,158.

For the nine months ended March 31, 2013, we used net cash of $3,113,319 in operating activities, compared to net cash used of $880,551 in operating activities during the nine months ended March 31, 2012. The decrease in net of cash of $2,232,768 was mainly due to cash paid for film costs including TV series “The Love of  The Hawthorn Tree” in the amount of RMB 3,000,000 (approximately $476,100), TV series “Zhu De” in the amount of RMB 10,000,000 (approximately $1,587,000), and TV series “Qiang Xia” in the amount of RMB 8,000,000 (approximately $1,269,600).

During the nine months ended March 31, 2013, we received net cash of $3,178,835 in investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable. During the nine months ended March 31, 2012 we spent approximately net cash of $646,993 in investing activities for investment in Shiqiang advertising project.

During the nine months ended March 31, 2013, we earned net cash of $87,055 in financing activities, compared to net cash earned of $590,405 in financing activities during the nine months ended March 31, 2012. The decrease was mainly due to we received a short-term loan from an unrelated party in fiscal year 2011.

Our cash level increased by $158,849 during the nine months ended March 31, 2013, compared to a decrease of $923,878 in the nine months ended March 31, 2012, mainly due to the net cash earned from investing activities as described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 13, 2013	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: May 13, 2013	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)