Form 10-K
period 2013-06-30
CHINA MEDIA INC.
filed 2013-09-26
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [  ]   No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ X ] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012 (11,243,000) was $ 5,059,350 based on a $0.45 closing price for the Common Stock on December 31, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 18, 2013.

TABLE OF CONTENTS

Page Number
Item 1. Business	1-13
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	13
Item 3. Legal Proceedings	13
Item 4. [Removed and Reserved]	13
Item 5. Market for Common Equity and Related Stockholder Matters	14
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	19
Item 8. Financial Statements and Supplementary Data	20-34
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A. Controls and Procedures	35-36
Item 9B. Other Information	36
Item 10. Directors, Executive Officers and Corporate Governance	36-39
Item 11. Executive Compensation	39-40
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40-41
Item 13. Certain Relationships and Related Transactions, and Director Independence	41-42
Item 14. Principal Accountants Fees and Services	42
Item 15. Exhibits, Financial Statement Schedules	42-43

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

On September 17, 2010, the shares of Xi’An TV changed ownership and we entered into a new set of agreements with the new holders of 100% of Xi’An TV’s shares.

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

Our main customers include the following networks:

●	CCTV;
●	Hunan Satellite Television;
●	Jiangsu Satellite Television;
●	Zhejiang Satellite Television;
●	Jiangxi Satellite Television;
●	Anhui Satellite Television; and

●	all other provincial broadcast television networks in China.

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

Name	Programming Type	Current Intellectual Property Income Rights
Special Mission	TV Series	Yes
Invisible Wings	Film	No (Sold)
Doctor County Mayor	TV Series	Yes
Lotus Lantern Prequel	TV Series	Yes
Fox-Hunting	TV Series	No (Sold)
Lucky Chicken	TV Series	Yes
Hard Corps	TV Series	Yes
Tianshan Urgency Action	TV Series	Yes
Drive Dragon Gate	TV Series	Yes
Lover’s Grief	TV Series	Yes
Desert Love Story	TV Series	No (Sold)
Gongtan Ancient Town of China	Documentary	Yes
Six Men’s Disasters in Tang Dynasty	TV Series Script	Yes
Lady Shexiang	TV Series	Yes
Xia Hai	TV Series	Yes
Huang Tu Nv Nv	TV Series	Yes
Xiao Lao Xiang Jin Cheng	TV Series	Yes
Guo Men Ying Xiong	TV Series	Yes
The love of the Hawthron Tree	TV Series	Yes
Zhu De	TV Series	Yes
Qiang Xia	TV Series	Yes

We also own the copyright of our logo and all of the contents of our website, www.xatvm.com.

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2013 and 2012.

Reports to Security Holders

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space and occupy one office space for free totaling 1,109 square meters in area for the following business purposes:

●

•

Production Center: Room B 2802, Yiyuange Building B, Huashuo Garden, No. 190, Wenyi Road, Yanta District, Xi’An, Shaan’Xi Province, China, with an area of 209 square meters.  We rent this office from our shareholder Zheng Shao Kang at a cost of approximately $1,063 per month.

•

Corporate Office: Room 10128,  No. 269-5-1 Taibai South Road, Yanta District, Xi’An, Shaan'Xi Province, China, with an area of 319.07 square meters. Lease term: from January 1, 2013 to December 31, 2013. The rent is approximately $21,366 per year.

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

OTC Bulletin Board securities are not listed nor traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The range of high and low bid quotations by quarters from July 1, 2011 through June 30, 2013 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2013 to 06/30/2013	$ 0.17	$ 0.17
01/01/2013 to 03/31/2013	$ 0.45	$ 0.17
10/01/2012 to 12/31/2012	$ 0.51	$ 0.10
07/01/2012 to 09/30/2012	$ 0.51	$ 0.51
04/01/2012 to 06/30/2012	$ 0.51	$ 0.51
01/01/2012 to 03/31/2012	$ 1.01	$ 0.15
10/01/2011 to 12/31/2011	0	0
07/01/2011 to 09/30/2011	0	0

Holders

As of September 18, 2013 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2013 and as of September 18, 2013 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2013.

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

Liquidity and Capital Resources

For the years ended June 30, 2013 and June 30, 2012

As of June 30, 2013 we had $184,746 in cash, current assets of $4,128,689, current liabilities of $577,000 and working capital of $3,551,689. As of June 30, 2012 we had $45,681 in cash, current assets of $3,036,212, current liabilities of $316,160 and working capital of $2,720,052. As of June 30, 2013 we had total assets of $7,629,216, compared to total assets of $7,159,419 as of June 30, 2012.

During the year ended June 30, 2013 we used net cash of $3,153,109 in operating activities, compared to net cash used of $1,349,154 in operating activities during the year ended June 30, 2012. The decrease in net cash of $1,803,955 was mainly due to cash paid for film costs including TV series “The Love of The Hawthorn Tree” in the amount of RMB 3,000,000 (approximately $478,300), TV series “Zhu De” in the amount of RMB 10,000,000 (approximately $1,594,300), and TV series “Qiang Xia” in the amount of RMB 8,000,000 (approximately $1,275,500).

During the year ended June 30, 2013 we received net cash of $3,171,298 from investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable. During the year ended June 30, 2012 we received net cash of $288,686 from investing activities, including $289,158 collection of long term investments.

During the year ended June 30, 2013 we received net cash of $100,237 from financing activities, which is mainly derived from a related party loan. During the year ended June 30, 2012 we used net cash of $176,389 on financing activities, including $205,542 used to pay related party loan.

Our net cash increased by $139,065 during the year ended June 30, 2013, compared to net cash decreased by $1,212,089 during the year ended June 30, 2012. The increase in cash during fiscal 2013 was primarily due to collection of long term investments.

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

We estimate that our expenses over the next 12 months (beginning October 2013) will be approximately $6,350,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Film and television series production costs	12 months	5,000,000
Marketing and advertising	12 months	300,000
Investor relations and capital raising	12 months	200,000
Management and operating costs	12 months	200,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	300,000
General and administrative expenses	12 months	150,000
Total		6,350,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. There is good potential for the development of our business in China. If we get more liquidity, it will be best way to expand our business and improve profit. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings.  If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2013 and 2012:

	For The Years Ended June 30
	2013	2012

Revenues	$1,672,656	$1,280,474
Cost of revenues	1,339,286	962,024
Gross profit	333,370	318,450

Operating expenses
Selling, general and administrative expenses	292,998	312,509
Depreciation and amortization expense	18,950	30,587
Total operating expenses	311,948	343,096

Other income (expenses):
Interest income	44,366	95,095
Interest expense	(4,615)	(6,902)
Total other income	39,751	88,193

Net income before income taxes	61,173	63,547
Income taxes	8,246	7,961
Net income	$52,927	$55,586

Revenues

During the year ended June 30, 2013 we generated $1,672,656 of revenues, compared to revenues of $1,280,474 during the year ended June 30, 2012, an increase of $392,182. Such increase was mainly due to the increase in revenues of TV series and commercial sales to advertising agencies.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2013 was $1,339,286, an increase of $377,262, as compared to $962,024 for the year ended June 30, 2012. The increase is due to costs incurred for the TV series sold in the current fiscal year.

Gross Profit

As a result of the foregoing, our gross profit increased by $14,920 from $318,450 for the year ended June 30, 2012 to $333,370 for the year ended June 30, 2013. The increase in gross profit is mainly due to the revenues generated from different kinds of TV series.

Operating Expenses

During the year ended June 30, 2013 our total operating expenses were $311,948, a decrease of $31,148, as compared to $343,096 for the year ended June 30, 2012.

Net Income

For the year ended June 30, 2013 we generated a net income of $52,927, as compared to $55,586 for the year ended June 30, 2012, a decrease of $2,659. Such decrease is mainly due to the decreased interest income.

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

The Company also generates advertising revenues from the sale of advertising services. In the majority of advertising arrangements, the Company acts as an agent in the transaction and records advertising revenues on a net basis. Customer payments received in advance of the performance of services are recorded as customer deposits in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2013 and

2012, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

Consolidated Financial Statements

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 26, 2013

CHINA MEDIA INC. CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2013	JUNE 30, 2012
Assets
Current assets
Cash and cash equivalents	$ 184,746	$ 45,681
Accounts receivable, net of allowance of $39,493 and $38,644 at June 30, 2013 and June 30, 2012, respectively	2,032,981	1,271,458
Notes receivable	1,643,637	1,616,764
Prepaid and other receivable	267,325	102,309
Total current assets	4,128,689	3,036,212

Fixed assets, net	35,322	32,161
Intangible assets, net	22,679	34,871
Film costs	3,442,526	886,050
Long-term investments	-	3,170,125

Total assets	$ 7,629,216	$ 7,159,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 15,681	$ 14,191
Customer deposits	162,274	41,484
Accrued liabilities and other payable	262,255	226,287
Due to related parties	136,790	34,198
Total current liabilities	577,000	316,160
Total liabilities	$ 577,000	$ 316,160

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	$ 398	$ 398
Additional paid-in capital	11,168,616	11,164,001
Accumulated other comprehensive income	1,098,903	947,488
Accumulated deficit	(5,215,701)	(5,268,628)
Total stockholders' equity	7,052,216	6,843,259

Total liabilities and stockholders' equity	$ 7,629,216	$ 7,159,419

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2013	2012

Revenues	$ 1,672,656	$ 1,280,474
Cost of revenues	1,339,286	962,024
Gross profit	333,370	318,450

Selling, general and administrative	292,998	312,509
Depreciation and amortization expense	18,950	30,587
Total operating expenses	311,948	343,096

Other income (expense)
Interest income	44,366	95,095
Interest expense	(4,615)	(6,902)
Net income before income taxes	61,173	63,547
Income taxes	8,246	7,961
Net income	$ 52,927	$ 55,586

Comprehensive income
Net income	52,927	55,586
Foreign currency translation gain	151,415	163,208
Comprehensive income	$ 204,342	$ 218,794

Net income per common share, basic and diluted	$ 0.00	$ 0.00
Weighted average number of shares outstanding – basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance, June 30, 2011	39,750,000	$ 398	$ 11,157,099	$ 784,280	$ (5,324,214)	$ 6,617,563
Foreign currency translation	-	-	-	163,208	-	163,208

Imputed interest on related party loan	-	-	6,902	-	-	6,902
Net Income	-	-	-	-	55,586	55,586

Balance, June 30, 2012	39,750,000	398	11,164,001	947,488	(5,268,628)	6,843,259

Foreign currency translation	-	-	-	151,415	-	151,415

Imputed interest on related party loan	-	-	4,615	-	-	4,615
Net Income	-	-	-	-	52,927	52,927

Balance, June 30, 2013	39,750,000	$ 398	$ 11,168,616	$ 1,098,903	$ (5,215,701)	$ 7,052,216
The accompanying notes are an integral part of these consolidated financial statements. F-4

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	FOR THE YEARS ENDED JUNE 30,
	2013	2012
CASH FLOWS OPERATING ACTIVITIES
Net income	$ 52,927	$ 55,586
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Imputed interest	4,615	6,902
Amortization expense	12,755	12,617
Depreciation expense	6,195	17,970
Amortization of film costs	382,653	-
Changes in operating assets and liabilities:
Accounts receivable	(722,018)	(1,265,061)
Prepaid and other receivable	(160,203)	(22,628)
Accounts payable	1,159	6,696
Accrued liabilities and other payable	20,716	18,281
Customer deposits	117,990	41,275
Cash paid for film costs	(2,869,898)	(220,792)
Net cash used in operating activities	(3,153,109)	(1,349,154)

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(8,610)	(472)
Loans made to others	(150,909)	-
Collection of long term investments	3,172,589	289,158
Collection of notes receivable	158,228	-
Net cash provided by investing activities	3,171,298	288,686

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	-	(205,542)
Proceeds from related parties	100,237	29,153
Net cash provided by (used in) financing activities	100,237	(176,389)

Effect of exchange rate changes on cash	20,639	24,768
NET CHANGE IN CASH	139,065	(1,212,089)
CASH AT BEGINNING OF THE YEAR	45,681	1,257,770
CASH AT END OF THE YEAR	$ 184,746	$ 45,681

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 7,740	$ 699

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Description of Business

China Media Inc. (the “Company”, “China Media”), formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

Vallant Pictures Entertainment Co., Ltd. (“Vallant”) was incorporated in the British Virgin Islands on May 23, 2007.

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

On November 30, 2009, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant as its wholly owned subsidiary. Vallant has entered into a series of contractual obligations with Xi’An TV as well as the holders of 62.61% of the voting shares of Xi’An TV. In December 2009, the former shareholders of Xi’An TV transferred all of their equity interests in the entity to three individuals, as a result of this change of control, Vallant and the new shareholders amended the series of contractual obligations in December 2009.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television products, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are made based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

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

Intangible assets with finite lives are amortized over their estimated useful lives to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic lives of 10 years and the amortization expenses for the years ended June 30, 2013 and 2012 were $12,755 and $12,617, respectively.

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

The Company also generates advertising revenues from the sale of advertising services. In the majority of advertising arrangements, the Company acts as an agent in the transaction and records advertising revenues on a net basis. Customer payments received in advance of the performance of services are recorded as customer deposits in the consolidated balance sheet, and are recognized as revenue when the advertising services are rendered.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no deferred tax assets or liabilities at June 30, 2013 and 2012.

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

Foreign Currency Translation

The Company uses United States dollars (“U.S. dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into United States dollars in accordance with U.S. GAAP, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2013	6.1732	6.2720
Year ended June 30, 2012	6.3089	6.3408

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2013 and 2012, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

NOTE 3. Accounts Receivable

	June 30,
	2013	2012
Accounts receivable	$2,072,474	$1,310,102
Bad debt allowance	$39,493	$38,644
Accounts receivable, net	$2,032,981	$1,271,458

There was no bad debt expense recorded for the years ended June 30, 2013 and 2012.

NOTE 4. Notes Receivable

	June 30,
	2013	2012
Notes receivable	$1,643,637	$1,616,764

The notes receivable balances as of June 30, 2013 and 2012 include two one-year term notes to third parties with interest rate of 3% and one note to third party with no interest specified. Interest incomes including imputed interest income for the years ended June 30, 2013 and 2012 were $43,885 and $94,280 for the notes above (also see Note 11 related to imputed interest income).

NOTE 5. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2013	2012
Electronic Equipment	$176,051	$163,705
Communication Equipment	693	678
Machinery Equipment	94,593	92,558
Automobiles	51,699	50,587
Office Furniture	2,414	2,362
	325,450	309,890
Less: Accumulated depreciation	(290,128)	(277,729)
Fixed assets, net	$ 35,322	$ 32,161

Depreciation expense for the years ended June 30, 2013 and 2012 was $6,195 and $17,970, respectively.

NOTE 6. Film Costs

Film costs consist of the following:

	June 30,
	2013	2012
Completed and not released:
TV Series	$3,401,802	$855,934
In development-TV Series	40,724	30,116
Film costs	$3,442,526	$886,050

Amortization of film cost was included in cost of revenues. See Note 8 for details.

NOTE 7. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $136,790 and $34,198 to the Company at June 30, 2013 and 2012, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,063 with lease termination date of May 7, 2014.

NOTE 8. Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Years Ended June 30,
	2013	2012
Lady Shexiang TV Series	$ -	$ 1,045,609
Xia Hai TV Series	-	214,484
Huang Tu Nv Nv TV Series	573,980	-
Xiao Lao Xiang Jin Cheng TV Series	573,980	-
Guo Men Ying Xiong TV Series	516,582	-
Advertising Revenue	8,114	20,381
Total Revenues	$1,672,656	$ 1,280,474

The Company’s cost of revenues by film and TV series are as follows:

	Years Ended June 30,
	2013	2012
Lady Shexiang TV Series	$ -	$ 804,315
Xia Hai TV Series	-	157,709
Huang Tu Nv Nv TV Series	478,316	-
Xiao Lao Xiang Jin Cheng TV Series	478,316	-
Guo Men Ying Xiong TV Series	382,654	-
Total Cost of Revenues	$1,339,286	$ 962,024

NOTE 9. Long-term Investments

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

As of June 30, 2011, the Company had contributed RMB 21,833,500 (approximately $3,377,642) to Nantong for Haimen Project. However, the application for license of Haimen Project was declined by the State Department of Education. On June 8, 2011, the Board of the Company approved to re-invest RMB 20,000,000 (approximately $3,170,125) into a new project with Shaan’Xi Shengshi Ronghua Media Co. Ltd. (“Shengshi Ronghua”) for a taxi advertising project. On June 21, 2011, the Company entered into an agreement with Nantong and Shengshi Ronghua. All of the parties agreed that Nantong will transfer RMB 20,000,000 (approximately $3,170,125) directly to Shengshi Ronghua for this advertising project with remaining balance to be paid back to the Company directly. In September 2011, Shengshi Ronghua received RMB 20,000,000 (approximately $3,170,125) from Nantong. As of December 31, 2011, the Company had received the remaining balance in the amount of RMB 1,833,500 (approximately $287,493) from Nantong.

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

During the year ended June 30, 2012, due to various difficulties encountered during the operation of the taxi advertising project with Shengshi Ronghua, the Company considered the project unfeasible and decided to withdraw from the project. On July 20, 2012, the Company and Shengshi Ronghua entered into a mutual agreement to terminate the original agreement signed on June 21, 2011. Shengshi Ronghua refunded RMB 2,000,000 (approximately $317,012) to the Company in July 2012 and refunded the remaining RMB 18,000,000 (approximately $2,853,113) to the Company in December 2012.

NOTE 10. Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. The Company’s income taxes for the years ended June 30, 2013 and 2012 were $8,246 and $7,961, respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30
	2013	2012
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Permanent difference	-11.5%	-12.5%
Effective tax rate	13.5%	12.5%

The tax authority of the PRC conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of June 30, 2013 and 2012.

NOTE 11. Commitments and Contingencies

The Company has entered into one office lease agreement with a former shareholder with monthly rent of RMB 6,667 (approximately $1,063) and lease termination date of May 7, 2014.

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

In November 2011, the Company entered into a lease agreement to lease its main office for a monthly rent of RMB11,167 (approximately $1,781). The lease had a term of one year and expired on December 31, 2012. On January 1, 2013, the Company renewed the lease for another year with the rent remaining unchanged.

The Company’s commitments for minimum lease payments under the non-cancelable operating leases are as follows:

For The Year Ended June 30,
2014	$21,897

Total:	$21,897

Rent expense for the years ended June 30, 2013 and 2012 was $41,379 and $80,339, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2013.

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

As of June 30, 2013, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective. During the annual period covered by this report, we implemented the following measures to improve our internal control over financial reporting:

(1)	Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal controls over financial reporting; and

(2)	Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the annual period covered by this report, we implemented the following measures to improve our internal control over financial reporting:

(1) Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal controls over financial reporting; and

(2) Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes.

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	50	President, Chief Executive Officer, Secretary and Director
Shuncheng Ma	51	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	45	Director
Shengli Liu	42	Director

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

In 1998, Mr. Liu founded Shaan’Xi Heng Li Da Real Estate Co. Ltd., where he is currently engaged in various aspects of the real estate business and serves as Chairman and General Manager. In 2001, Mr. Liu founded Shaan’Xi Heng Li Da Commercial Co., Ltd., a company of which he is also currently the Chairman and General Manager.  From 2000 to 2002, Mr. Liu was in charge of the reorganization of the Zhong Shan Men Printing Factory in Xi’An, where he facilitated an asset acquisition valued at approximately $1,250,000.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2013 2012	$7,079 $7,050	None None	$7,079 $7,050
Shuncheng Ma, Chief Financial Officer, Treasurer	2013 2012	$3,312 $3,312	None None	$3,312 $3,312

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2013, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2013, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2013 and June 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2013.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 18, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 18, 2013 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
Common Stock	Shuncheng Ma (4) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	5,000,000	12.57%
	All Others as a Group	25,509,000	64.17%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.

(3)	Shengli Liu is our Director.
(4)	Shuncheng Ma is our Chief Financial Officer, Principal Accounting Officer and Treasurer.

(5)	Based on 39,750,000 issued and outstanding shares of our common stock as of September 18, 2013

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $100,237 and $29,300 to the Company during the year ended June 30, 2013 and 2012. For the years ended June 30, 2013 and 2012, the shareholder loan had an outstanding balance of $136,790 and $34,198, respectively.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30
	2013	2012
Audit Fees	$ 68,000	$ 68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 68,000	$ 68,000

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

CHINA MEDIA INC.

Date: September 26, 2013	/s/Shuncheng Ma
Shuncheng Ma
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)