Form 10-Q
period 2013-09-30
CHINA MEDIA INC.
filed 2013-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

140-75 Ash Avenue, Suite 2D

Queens, NY 11355

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

[ ] Yes   [X] No

As of September 30, 2013 and November 11, 2013, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2013

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013
Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$ 124,333	$ 184,746
Accounts receivable, net of allowance of $39,700 and $39,493 at September 30, 2013 and June 30, 2013, respectively	2,033,766	2,032,981
Notes receivable	1,653,494	1,643,637
Prepaid and other receivables	228,606	267,325
Total current assets	4,040,199	4,128,689

Fixed assets, net	33,668	35,322
Intangible assets, net	19,555	22,679
Film costs	3,475,606	3,442,526

Total assets	$ 7,569,028	$ 7,629,216

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$ 9,630	$ 15,681
Customer deposits	108,406	162,274
Accrued liabilities and other payables	264,408	262,255
Due to related parties	137,611	136,790
Total current liabilities	520,055	577,000

Total liabilities	520,055	577,000

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	$ 398	$ 398
Additional paid-in capital	11,170,672	11,168,616
Accumulated other comprehensive income	1,141,029	1,098,903
Accumulated deficit	(5,263,126)	(5,215,701)
Total stockholders' equity	7,048,973	7,052,216

Total liabilities and stockholders' equity	$ 7,569,028	$ 7,629,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	FOR THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012

Revenues	$ -	$ 4,927
Cost of revenues	-	-
Gross profit	-	4,927

Selling, general and administrative	54,920	55,984
Depreciation and amortization expense	5,104	4,776
Total operating expenses	60,024	60,760

Other income (expense)
Interest income	14,655	10,905
Interest expense	(2,056)	-
Net income (loss) before income taxes	(47,425)	(44,928)
Income taxes	-	-
Net income (loss)	$ (47,425)	$ (44,928)

Comprehensive income
Net income (loss)	(47,425)	(44,928)
Foreign currency translation gain (loss)	42,126	(10,949)
Comprehensive income (loss)	$ (5,299)	$ (55,877)

Net income (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	FOR THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ (47,425)	$ (44,928)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Imputed interest	2,056	-
Amortization expense	3,246	3,164
Depreciation expense	1,857	1,611
Changes in operating assets and liabilities:
Accounts receivable	11,361	(69,344)
Prepaid and other receivables	40,159	29,493
Accounts payable	(6,120)	14,264
Accrued liabilities and other payables	578	(4,219)
Customer deposits	(54,620)	(38,158)
Cash paid for film costs	(12,385)	(379,747)
Net cash used in operating activities	$ (61,293)	$ (487,864)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(1,022,511)	-
Collection of long term investments	-	316,456
Collection of notes receivable	1,022,511	158,228
Net cash provided by investing activities	-	474,684

Effect of exchange rate changes on cash	880	(80)
NET CHANGE IN CASH	(60,413)	(13,260)
CASH AT BEGINNING OF THE YEAR	184,746	45,681
CASH AT END OF THE YEAR	$ 124,333	$ 32,421

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 7,303

Non-Cash Transaction:
Long-term investment reclassified to other receivables	$ -	$ 2,848,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the years ended June 30, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2013 included in this document have been omitted.

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

Recent Accounting Pronouncements

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

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $137,611 and $136,790 to the Company at September 30, 2013 and June 30, 2013, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,082 with lease termination date of May 7, 2014.

NOTE 4. Film Costs

Film costs consist of the following:

	September 30, 2013	June 30, 2013
Completed and not released:
TV Series	$3,422,202	$3,401,802
In development - TV Series	53,404	40,724
Film costs	$3,475,606	$3,442,526

NOTE 5. Notes Receivable

On April 22, 2011 the Company lent RMB10M (approximately $1.6M) to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of China Media Inc. On June 30, 2013 the balance of notes receivable from SXRT was RMB9.2M (approximately $1.5M). In the three months ended September 30, 2013 the Company collected RMB6.3M (approximately $1M) from SXRT, and SXRT promised to pay back the remaining RMB2.9M (approximately $0.5M) no later than December 31, 2013. The loan has a specified interest rate of 3%.

On March 20, 2013, the Company lent RMB946,500 (approximately $154K) in the form of interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. In July 2013, the Company paid for a copyright transfer fee of one TV series on behalf of Zhongshi Fengde in the amount of RMB6.3M (approximately $1M). The parties agreed to treat the borrowing as an interest free loan and Zhongshi Fengde promised to repay the loan no later than December 31, 2013.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012:

	For Three Months Ended September 30,
	2013	2012

Revenues	$-	$4,927
Cost of revenues	-	-
Gross profit	-	4,927

Operating expenses
Selling, general and administrative	54,920	55,984
Depreciation and amortization expenses	5,104	4,776
Total operating expenses	60,024	60,760

Other income (expenses):
Interest income	14,655	10,905
Interest expense	(2,056)	-
Total other income	12,599	10,905

Net loss before income taxes	(47,425)	(44,928)
Income taxes	-	-
Net loss	$(47,425)	$(44,928)

Revenues

We had no sales for the three months ended September 30, 2013, compared to $4,927 in the same period of 2012.

Cost of revenues

We had no cost of revenues for the three months ended September 30, 2013 and 2012. This is due to the reason that we reported our advertising revenue based on net amount retained as an agent and no other sales transactions occurred during the periods.

Operating expenses

During the three months ended September 30, 2013 our total operating expenses were $60,024, a decrease of $736 as compared to $60,760 for the three months ended September 30, 2012.

Net loss

For the three months ended September 30, 2013 we incurred a net loss of $47,425. During the same period of 2012 we incurred a net loss of $44,928.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2013	2012

Net cash used in operating activities	$(61,293)	$(487,864)
Net cash provided by investing activities	-	474,684
Effect of exchange rate changes on cash and cash equivalents	880	(80)
NET CHANGE IN CASH	(60,413)	(13,260)
CASH AT BEGINNING OF PERIOD	184,746	45,681
CASH AT END OF PERIOD	$124,333	$32,421

As of September 30, 2013 we had cash of $124,333 and a working capital surplus of $3,520,144.

For the three months ended September 30, 2013, we used net cash of $61,293 in operating activities, compared to net cash used of $487,864 in operating activities during the same period of 2012. The increase in net cash of $426,571 was mainly due to the decreases in cash paid for film costs and accounts receivable.

During the three months ended September 30, 2013, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others. During the three months ended September 30, 2012, we received net cash of $474,684 from investing activities, including $316,456 collection of long term investments and $158,228 collection of notes receivable.

Our cash level decreased by $60,413 during the three months ended September 30, 2013, compared to a decrease of $13,260 in the same period of 2012.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2013	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: November 14, 2013	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)