Form 10-Q
period 2013-12-31
CHINA MEDIA INC.
filed 2014-02-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

[ ] Yes   [X] No

As of February 14, 2014, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2013

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013
Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (Unaudited)	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$ 161,974	$ 184,746
Accounts receivable, net of allowance of $39,889 and $39,493 at December 31, 2013 and June 30, 2013, respectively	2,034,237	2,032,981
Notes receivable	1,660,530	1,643,637
Prepaid and other receivable	188,950	267,325
Total current assets	4,045,691	4,128,689

Fixed assets, net	31,938	35,322
Intangible assets, net	16,366	22,679
Film costs	3,490,395	3,442,526

Total assets	$ 7,584,390	$ 7,629,216

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,658	$ 15,681
Customer deposits	43,205	162,274
Accrued liabilities and other payable	259,774	262,255
Due to related parties	210,667	136,790
Total current liabilities	523,304	577,000

Total liabilities	523,304	577,000

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	$ 398	$ 398
Additional paid-in capital	11,172,740	11,168,616
Accumulated other comprehensive income	1,171,084	1,098,903
Accumulated deficit	(5,283,136)	(5,215,701)
Total stockholders' equity	7,061,086	7,052,216

Total liabilities and stockholders' equity	$ 7,584,390	$ 7,629,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR SIX MONTHS ENDED DECEMBER 31,		FOR THREE MONTHS ENDED DECEMBER 31,
	2013	2012	2013	2012

Revenues	$ -	$ 7,798	$ -	$ 2,871
Cost of revenues	1,612	-	1,612	-
Gross profit	(1,612)	7,798	(1,612)	2,871

Selling, general and administrative	170,275	161,380	115,355	105,396
Depreciation and amortization expense	10,240	9,470	5,136	4,694
Total operating expenses	180,515	170,850	120,491	110,090

Other income (expense)
Government grant	79,032	-	79,032	-
Interest income	39,784	22,030	25,129	11,125
Interest expense	(4,124)	-	(2,068)	-
Net income (loss) before income taxes	(67,435)	(141,022)	(20,010)	(96,094)
Income taxes	-	176	-	176
Net income (loss)	$ (67,435)	$ (141,198)	$ (20,010)	$ (96,270)

Comprehensive income (loss)
Net income (loss)	(67,435)	(141,198)	(20,010)	(96,270)
Foreign currency translation gain (loss)	72,181	8,411	30,055	19,360
Comprehensive income (loss)	$ 4,746	$ (132,788)	$ 10,045	$ (76,911)

Net income (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (Unaudited)

	FOR SIX MONTHS ENDED DECEMBER 31,
	2013	2012
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ (67,435)	$ (141,198)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Imputed interest	4,124	-
Amortization expense	6,512	6,345
Depreciation expense	3,728	3,125
Changes in operating assets and liabilities:
Accounts receivable	19,536	1,656
Prepaid and other receivables	80,701	12,320
Accounts payable	(6,152)	(6,903)
Accrued liabilities and other payables	(5,150)	529
Customer deposits	(120,110)	(27,240)
Cash paid for film costs	(12,385)	(3,172,589)
Net cash used in operating activities	$ (96,631)	$ (3,323,955)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(1,022,511)	-
Cash paid for purchase of fixed assets	-	(1,071)
Collection of long term investments	-	3,172,589
Collection of notes receivable	1,022,511	158,228
Net cash provided by investing activities	-	3,329,746

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parities	72,095	87,055
Net cash provided by financing activities	72,095	87,055

Effect of exchange rate changes on cash	1,764	505
NET CHANGE IN CASH	(22,772)	93,351
CASH AT BEGINNING OF THE PERIOD	184,746	45,681
CASH AT END OF THE PERIOD	$ 161,974	$ 139,032

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 7,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013

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

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $210,667 and $136,790 to the Company at December 31, 2013 and June 30, 2013, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,085 with lease termination date of May 7, 2014.

NOTE 4. Film Costs

Film costs consist of the following:

	December 31, 2013	June 30, 2013
Completed and not released:
TV Series	$3,436,764	$3,401,802
In development - TV Series	53,631	40,724
Film costs	$3,490,395	$3,442,526

NOTE 5. Notes Receivable

On April 22, 2011, the Company lent RMB10M (approximately $1.6M) to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of China Media Inc. On June 30, 2013, the balance of notes receivable from SXRT was RMB9.2M (approximately $1.5M). In the three months ended September 30, 2013, the Company collected RMB6.3M (approximately $1M) from SXRT, and SXRT promised to pay back the remaining RMB2.9M (approximately $0.5M) no later than December 31, 2013. However, SXRT failed to repay the remaining RMB 2.9M (approximately $0.5M) as of December 31, 2013 and orally promised to pay off the borrowing once they get rid of the cash shortage. The loan has a specified interest rate of 3%.

On March 20, 2013, the Company lent RMB946,500 (approximately $155K) in the form of interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. In July 2013, the Company paid for a copyright transfer fee of one TV series on behalf of Zhongshi Fengde in the amount of RMB6.3M (approximately $1M). The parties agreed to treat the borrowing as an interest free loan and Zhongshi Fengde promised to repay the loan no later than December 31, 2013. However, Zhongshi Fengde did not pay back the loan as of December 31, 2013 and orally promised to pay off the loan once they get rid of the cash shortage.

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

Results of Operations

Comparison of the six months ended December 31, 2013 and 2012:

	For The Six Months Ended December 31,
	2013	2012

Revenues	$-	$7,798
Cost of revenues	1,612	-
Gross profit	(1,612)	7,798

Operating expenses
Selling, general and administrative expenses	170,275	161,380
Depreciation and amortization expense	10,240	9,470
Total operating expenses	180,515	170,850

Other income (expenses):
Government grant	79,032	-
Interest income	39,784	22,030
Interest expense	(4,124)	-
Total other income (expenses)	114,692	22,030

Net loss before income taxes	(67,435)	(141,022)
Income taxes	-	176
Net loss	$(67,435)	$(141,198)

Revenues

We had no revenue for the six months ended December 31, 2013, compared to $7,798 in the same period in 2012. We reported our advertising revenue based on net amount retained as an agent.

Cost of revenues

We had $1,612 cost of sales for the six months ended December 31, 2013, compared to $0 in the same period in 2012.

Gross profit

We had a negative gross profit for the six months ended December 31, 2013, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province.  The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction.

Operating expenses

During the six months ended December 31, 2013 our total operating expenses were $180,515, an increase of $9,665 as compared to $170,850 for the six months ended December 31, 2012.

Net loss

For the six months ended December 31, 2013 we incurred a net loss of $67,435. During the same period in 2012 we incurred a net loss of $141,198. This decrease was the result of increase in government subsidy income, which recorded in other income.

Comparison of the three months ended December 31, 2013 and 2012:

	For The Three Months Ended December 31,
	2013	2012

Revenues	$-	$2,871
Cost of revenues	1,612	-
Gross profit	(1,612)	2,871

Operating expenses
Selling, general and administrative expenses	115,355	105,396
Depreciation and amortization expense	5,136	4,694
Total operating expenses	120,491	110,090

Other income (expenses):
Government grant	79,032	-
Interest income	25,129	11,125
Interest expense	(2,068)	-
Total other income (expenses)	102,093	11,125

Net loss before income taxes	(20,010)	(96,094)
Income taxes	-	176
Net loss	$(20,010)	$(96,270)

Revenues

We had no revenue for the three months ended December 31, 2013, compared to $2,871 in the same period in 2012. We reported our advertising revenue based on net amount retained as an agent.

Cost of revenues

We had $1,612 cost of sales for the three months ended December 31, 2013, compared to $0 in the same period in 2012.

Gross profit

We had a negative gross profit for the three months ended December 31, 2013, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province.  The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction

Operating expenses

During the three months ended December 31, 2013 our total operating expenses were $120,491, an increase of $10,401 as compared to $110,090 for the three months ended December 31, 2012.

Net loss

For the three months ended December 31, 2013 we incurred a net loss of $20,010. During the same period in 2012 we incurred a net loss of $96,270.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31,
	2013	2012

Net cash provided by (used in) operating activities	$(96,631)	$(3,323,955)
Net cash provided by (used in) investing activities	-	3,329,746
Net cash provided by (used in) financing activities	72,095	87,055

Effect of exchange rate changes on cash and cash equivalents	1,764	505
NET CHANGE IN CASH	(22,772)	93,351
CASH AT BEGINNING OF PERIOD	184,746	45,681
CASH AT END OF PERIOD	$161,974	$139,032

As of December 31, 2013 we had cash of $161,974 in our bank accounts and a working capital surplus of $3,522,387.

For the six months ended December 31, 2013, we used net cash of $96,631 in operating activities, compared to net cash used of $3,323,955 in operating activities during the same period in fiscal 2012. The decrease in net of cash of $3,227,324 was mainly due to the decreases in cash paid for film costs.

During the six months ended December 31, 2013, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others. During the six months ended December 31, 2012, we received net cash of $3,329,746 from investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable.

During the six months ended December 31, 2013, we earned net cash of $72,095 in financing activities, compared to net cash earned of $87,055 in financing activities during the same period in fiscal 2012. The decrease was mainly due to decrease in short-term loan from a related party.

Our cash level decreased by $22,772 during the six months ended December 31, 2013, compared to an increase of $93,351 in the same period of 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 14, 2014	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: February 14, 2014	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)