Form 10-Q
period 2014-03-31
CHINA MEDIA INC.
filed 2014-05-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

[ ] Yes   [X] No

As of May 14, 2014, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2014

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013
Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$ 124,142	$ 184,746
Accounts receivable, net of allowance of $39,566 and $39,493 at March 31, 2014 and June 30, 2013, respectively	2,017,235	2,032,981
Notes receivable	1,646,651	1,643,637
Prepaid and other receivables	167,742	267,325
Total current assets	3,955,770	4,128,689

Fixed assets, net	29,813	35,322
Intangible assets, net	12,983	22,679
Film costs	3,461,223	3,442,526

Total assets	$ 7,459,789	$ 7,629,216

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,602	$ 15,681
Customer deposits	-	162,274
Accrued liabilities and other payable	274,007	262,255
Due to related parties	208,907	136,790
Total current liabilities	492,516	577,000
Total liabilities	492,516	577,000

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	$ 398	$ 398
Additional paid-in capital	11,175,894	11,168,616
Accumulated other comprehensive income	1,112,296	1,098,903
Accumulated deficit	(5,321,315)	(5,215,701)
Total stockholders' equity	6,967,273	7,052,216

Total liabilities and stockholders' equity	$ 7,459,789	$ 7,629,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013	2014	2013

Revenues	$ -	$ 22,970	$ -	$ 15,172
Cost of revenues	1,614	-	-	-
Gross profit	(1,614)	22,970	(-)	15,172

Selling, general and administrative	221,296	220,409	51,021	59,029
Depreciation and amortization expense	15,382	14,122	5,142	4,652
Total operating expenses	236,678	234,531	56,163	63,681

Other income (expense)
Government grant	79,145	-	113	-
Interest income	60,811	32,805	21,027	10,775
Interest expense	(7,278)	-	(3,154)	-
Net loss before income taxes	(105,614)	(178,756)	(38,177)	(37,734)
Income taxes	-	177	-	-
Net loss	$ (105,614)	$ (178,933)	$ (38,177)	$ (37,734)

Comprehensive loss
Net loss	(105,614)	(178,933)	(38,177)	(37,734)
Foreign currency translation gain (loss)	13,393	45,397	(58,788)	36,986
Comprehensive loss	$ (92,221)	$ (133,536)	$ (96,965)	$ (748)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	FOR NINE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (105,614)	$ (178,933)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	7,278	-
Amortization expense	9,782	9,531
Depreciation expense	5,600	4,591
Changes in operating assets and liabilities:
Accounts receivable	19,564	(14,227)
Prepaid and other receivables	100,537	(142,676)
Accounts payable	(6,136)	(4,773)
Accrued liabilities and other payables	11,323	3,743
Customer deposits	(163,324)	148,219
Cash paid for film costs	(12,385)	(2,938,794)
Net cash used in operating activities	$ (133,375)	$ (3,113,319)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(1,022,511)	(150,911)
Cash paid for purchase of fixed assets	-	(1,071)
Collection of long term investments	-	3,172,589
Collection of notes receivable	1,022,511	158,228
Net cash provided by investing activities	-	3,178,835

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parities	72,095	87,055
Net cash provided by financing activities	72,095	87,055

Effect of exchange rate changes on cash	676	6,278
NET CHANGE IN CASH	(60,604)	158,849
CASH AT BEGINNING OF THE YEAR	184,746	45,681
CASH AT END OF THE PERIOD	$ 124,142	$ 204,530

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 7,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of Xi’An TV, had advanced $208,907 and $136,790 to the Company at March 31, 2014 and June 30, 2013, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,087 with lease termination date of May 7, 2014.

NOTE 4. Film Costs

Film costs consist of the following:

	March 31, 2013	June 30, 2013
Completed and not released:
TV Series	$3,408,040	$3,401,802
In development - TV Series	53,183	40,724
Film costs	$3,461,223	$3,442,526

NOTE 5. Notes Receivable

On April 22, 2011, the Company lent RMB10M (approximately $1.6M) to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of China Media Inc. On June 30, 2013, the balance of notes receivable from SXRT was RMB9.2M (approximately $1.5M). In the three months ended September 30, 2013, the Company collected RMB6.3M (approximately $1M) from SXRT, and SXRT promised to pay back the remaining RMB2.9M (approximately $0.5M) no later than December 31, 2013. However, SXRT failed to repay the remaining RMB 2.9M (approximately $0.5M) as of March 31, 2014 and orally promised to pay off the borrowing once they get rid of the cash shortage. The loan has a specified interest rate of 3%.

On March 20, 2013, the Company lent RMB946,500 (approximately $155K) in the form of interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. In July 2013, the Company paid for a copyright transfer fee of one TV series on behalf of Zhongshi Fengde in the amount of RMB6.3M (approximately $1M). The parties agreed to treat the borrowing as an interest free loan and Zhongshi Fengde promised to repay the loan no later than December 31, 2013. However, Zhongshi Fengde did not pay back the loan as of March 31,, 2014 and orally promised to pay off the loan once they get rid of the cash shortage.

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

Results of Operations

Comparison of the nine months ended March 31, 2014 and 2013:

	For the Nine Months Ended March 31,
	2014	2013

Revenues	$-	$22,970
Cost of revenues	1,614	-
Gross profit	(1,614)	22,970

Operating expenses
Selling, general and administrative expenses	221,296	220,409
Depreciation and amortization expense	15,382	14,122
Total operating expenses	236,678	234,531

Other income (expenses):
Government grant	79,145	-
Interest income	60,811	32,805
Interest expense	(7,278)	-
Total other income	132,678	32,805

Net loss before income taxes	(105,614)	(178,756)
Income taxes	-	177
Net loss	$(105,614)	$(178,933)

Revenue

We had no revenue for the nine months ended March 31, 2014, compared to $22,970 in the same period in 2013. We reported our advertising revenue based on net amount retained as an agent.

Cost of revenues

We had $1,614 cost of sales for the nine months ended March 31, 2014, compared to $0 in the same period in 2013.

Gross profit

We had a negative gross profit for the nine months ended March 31, 2014, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province. The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction.

Operating expenses

During the nine months ended March 31, 2014 our total operating expenses were $236,678, an increase of $2,147 as compared to $234,531 for the nine months ended March 31, 2013.

Net loss

For the nine months ended March 31, 2014 we incurred a net loss of $105,614. During the same period in 2013 we incurred a net loss of $178,933. This decrease was the result of increase in government subsidy income, which recorded in other income.

Comparison of the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

Revenues	$-	$15,172
Cost of revenues	-	-
Gross profit	-	15,172

Operating expenses
Selling, general and administrative expenses	51,021	59,029
Depreciation and amortization expense	5,142	4,652
Total operating expenses	56,163	63,681

Other income (expenses):
Government grant	113	-
Interest income	21,027	10,775
Interest expense	(3,154)	-
Total other income	17,986	10,775

Net loss before income taxes	(38,177)	(37,734)
Income taxes	-	-
Net loss	$(38,177)	$(37,734)

Revenue

We had no revenue for the three months ended March 31, 2014, compared to $15,172 in the same period in 2013. We reported our advertising revenue based on net amount retained as an agent.

Gross profit

We had a negative gross profit for the three months ended March 31, 2014, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province.  The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction

Operating expenses

During the three months ended March 31, 2014 our total operating expenses were $56,163, a decrease of $7,518 as compared to $63,681for the three months ended March 31, 2013.

Net loss

For the three months ended March 31, 2014 we incurred a net loss of $38,177. During the same period in 2013 we incurred a net loss of $37,734.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2014	2013

Net cash provided by (used in) operating activities	$(133,375)	$(3,113,319)
Net cash provided by (used in) investing activities	-	3,178,835
Net cash provided by (used in) financing activities	72,095	87,055

Effect of exchange rate changes on cash and cash equivalents	676	6,278
NET CHANGE IN CASH	(60,604)	158,849
CASH AT BEGINNING OF YEAR	184,746	45,681
CASH AT END OF PERIOD	$124,142	$204,530

As of March 31, 2014 we had cash of $124,142 in our bank accounts and a working capital surplus of $3,463,254.

For the nine months ended March 31, 2014, we used net cash of $133,375 in operating activities, compared to net cash used of $3,113,319 in operating activities during the same period in fiscal 2013. The decrease in net of cash of $2,979,944 was mainly due to the decreases in cash paid for film costs.

During the nine months ended March 31, 2014, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others. During the nine months ended March 31, 2013, we received net cash of $3,178,835 from investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable.

During the nine months ended March 31, 2014, we earned net cash of $72,095 in financing activities, compared to net cash earned of $87,055 in financing activities during the same period in fiscal 2013. The decrease was mainly due to decrease in short-term loan from a related party.

Our cash level decreased by $60,604 during the nine months ended March 31, 2014, compared to an increase of $158,849 in the same period of 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 14, 2014	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: May 14, 2014	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)