Form 10-K
period 2014-06-30
CHINA MEDIA INC.
filed 2014-09-29
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 (11,243,000) was $ 112,430 based on a $0.01 closing price for the Common Stock on December 31, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 28, 2014.

TABLE OF CONTENTS

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. [Removed and Reserved]
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountants Fees and Services
Item 15. Exhibits, Financial Statement Schedules

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2014 and 2013.

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

The range of high and low bid quotations by quarters from July 1, 2012 through June 30, 2014 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2013 to 06/30/2013	$0.17	$0.17
01/01/2013 to 03/31/2013	$0.45	$0.17
10/01/2012 to 12/31/2012	$0.51	$0.10
07/01/2012 to 09/30/2012	$0.51	$0.51

04/01/2014 to 06/30/2014	$0.01	$0.01
01/01/2014 to 03/31/2014	$0.01	$0.01
10/01/2013 to 12/31/2013	$0.17.	$0.01
07/01/2013 to 09/30/2013	$0.17	$0.17

Holders

As of September 28, 2014 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2014 and as of September 28, 2014 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014.

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

Liquidity and Capital Resources

For the years ended June 30, 2014 and June 30, 2013

As of June 30, 2014 we had $633,246 in cash, current assets of $4,977,933, current liabilities of $1,431,216 and working capital of $3,546,717. As of June 30, 2013 we had $184,746 in cash, current assets of $4,128,689, current liabilities of $577,000 and working capital of $3,551,689. As of June 30, 2014 we had total assets of $8,752,345, compared to total assets of $7,629,216 as of June 30, 2013.

During the year ended June 30, 2014 we received net cash of $1,907,188 in operating activities, compared to net cash used of $3,153,109 in operating activities during the year ended June 30, 2013. The increase in net cash of $5,060,297 was mainly due to the increase in accounts receivable and the decrease in cash paid for film costs.

During the year ended June 30, 2014 we collected $1,584,433 of notes receivable and paid $3,957,010 as loans to others. During the year ended June 30, 2013 we received net cash of $3,171,298 from investing activities, including $3,172,589 collection of long term investments and $158,228 collection of notes receivable.

During the year ended June 30, 2014 we received net cash of $914,373 in financing activities, as compared to net cash receipt of $100,237 in financing activities during the year ended June 30, 2013. The increase was mainly due to increase in a related party loan.

Our net cash increased by $448,500 during the year ended June 30, 2014, compared to net cash increase of $139,065 during the year ended June 30, 2013. The increase in cash during the year ended June 30, 2014 was primarily due to collection of notes receivable.

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

We estimate that our expenses over the next 12 months (beginning October 2014) will be approximately $11,650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Date	Estimated Completion Expenses ($)
Legal and accounting fees	12 months	100,000
Film and television series production costs	12 months	10,000,000
Marketing and advertising	12 months	500,000
Investor relations and capital raising	12 months	200,000
Management and operating costs	12 months	200,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	300,000
General and administrative expenses	12 months	150,000
Total		11,650,000

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2014 and 2013:

	For The Years Ended June 30
	2014	2013

Revenues	$2,129,946	$1,672,656
Cost of revenues	1,516,024	1,339,286
Gross profit	613,922	333,370

Operating expenses
Selling, general and administrative expenses	282,030	292,998
Depreciation and amortization expense	20,484	18,950
Impairment loss on film costs	22,424	-
Total operating expenses	324,938	311,948

Other income (expenses):
Interest income	480	44,366
Interest expense	(10,428)	(4,615)
Other expense	(44,082)	-
Government subsidy	110,668	-
Total other income	56,638	39,751

Net income before income taxes	345,622	61,173
Income taxes	107,195	8,246
Net income	$238,427	$52,927

Revenues

During the year ended June 30, 2014 we generated $2,129,946 of revenues, compared to revenues of $1,672,656 during the year ended June 30, 2013, an increase of $457,290. Such increase was mainly due to the increase in revenues of TV series.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2014 was $1,516,024, an increase of $176,738, as compared to $1,339,286 for the year ended June 30, 2013. The increase is due to costs incurred for the TV series sold in the current fiscal year.

Gross Profit

As a result of the foregoing, our gross profit increased by $280,552 from $333,370 for the year ended June 30, 2013 to $613,922 for the year ended June 30, 2014. The increase in gross profit is mainly due to the revenues generated from different kinds of TV series.

Operating Expenses

During the year ended June 30, 2014 our total operating expenses were $324,938, an increase of $12,990, as compared to $311,948 for the year ended June 30, 2013.

Net Income

For the year ended June 30, 2014 we generated a net income of $238,427, as compared to $52,927 for the year ended June 30, 2013, an increase of $185,500. Such increase is mainly due to the increase in revenue of TV series.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2014 and 2013, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013
Notes to the Consolidated Financial Statements

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 29, 2014

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2014	JUNE 30, 2013
Assets
Current assets
Cash and cash equivalents	$ 633,246	$ 184,746
Accounts receivable, net of allowance of $39,700 and $39,493 at June 30, 2014 and June 30, 2013, respectively	1,306,213	2,032,981
Notes receivable	2,992,023	1,643,637
Prepaid and other receivable	46,451	267,325
Total current assets	4,977,933	4,128,689

Fixed assets, net	27,986	35,322
Intangible assets, net	9,748	22,679
Film costs	3,736,678	3,442,526

Total assets	$ 8,752,345	$ 7,629,216

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,610	$ 15,681
Customer deposits	-	162,274
Accrued liabilities and other payable	372,152	262,255
Due to related parties	1,049,454	136,790
Total current liabilities	1,431,216	577,000
Total liabilities	1,431,216	577,000

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	$ 398	$ 398
Additional paid-in capital	11,179,044	11,168,616
Accumulated other comprehensive income	1,118,961	1,098,903
Accumulated deficit	(4,977,274)	(5,215,701)
Total stockholders' equity	7,321,129	7,052,216

Total liabilities and stockholders' equity	$ 8,752,345	$ 7,629,216

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2014	2013

Revenues	$ 2,129,946	$ 1,672,656
Cost of revenues	1,516,024	1,339,286
Gross profit	613,922	333,370

Selling, general and administrative	282,030	292,998
Depreciation and amortization expense	20,484	18,950
Impairment loss on film costs	22,424	-
Total operating expenses	324,938	311,948

Other income (expense)
Interest income	480	44,366
Interest expense	(10,428)	(4,615)
Other expense	(44,082)	-
Government subsidy	110,668	-
Net income before income taxes	345,622	61,173
Income taxes	107,195	8,246
Net income	$ 238,427	$ 52,927

Comprehensive income
Net income	238,427	52,927
Foreign currency translation gain	20,058	151,415
Comprehensive income	$ 258,485	$ 204,342

Net income per common share, basic and diluted	$ 0.01	$ 0.00
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount

Balance, June 30, 2012	39,750,000	$ 398	$ 11,164,001	$ 947,488	$ (5,268,628)	$ 6,843,259

Foreign currency translation	-	-	-	151,415	-	151,415

Imputed interest on related party loan	-	-	4,615	-	-	4,615

Net Income	-	-	-	-	52,927	52,927

Balance, June 30, 2013	39,750,000	$ 398	$ 11,168,616	$ 1,098,903	$ (5,215,701)	$ 7,052,216

Foreign currency translation	-	-	-	20,058	-	20,058

Imputed interest on related party loan	-	-	10,428	-	-	10,428

Net Income	-	-	-	-	238,427	238,427

Balance, June 30, 2014	39,750,000	$ 398	$ 11,179,044	$ 1,118,961	$ (4,977,274)	$ 7,321,129
The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	FOR THE YEAR ENDED JUNE 30,
	2014	2013
CASH FLOWS OPERATING ACTIVITIES
Net income	$ 238,427	$ 52,927
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Imputed interest	10,428	4,615
Amortization expense	13,027	12,755
Depreciation expense	7,456	6,195
Amortization of film costs	1,514,411	382,653
Impairment loss on film costs	22,424	-
Changes in operating assets and liabilities:
Accounts receivable	734,407	(722,018)
Prepaid and other receivable	253,108	(160,203)
Accounts payable	(6,131)	1,159
Accrued liabilities and other payable	109,382	20,716
Customer deposits	(163,125)	117,990
Cash paid for film costs	(826,626)	(2,869,898)
Net cash provided by (used in) operating activities	1,907,188	(3,153,109)

CASH FLOW INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(8,610)
Loans made to others	(3,957,010)	(150,909)
Collection of long term investments	-	3,172,589
Collection of notes receivable	1,584,433	158,228
Net cash provided by (used in) investing activities	(2,372,577)	3,171,298

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parties	914,373	100,237
Net cash provided by financing activities	914,373	100,237

Effect of exchange rate changes on cash	(484)	20,639
NET CHANGE IN CASH	448,500	139,065
CASH AT BEGINNING OF THE YEAR	184,746	45,681
CASH AT END OF THE YEAR	$ 633,246	$ 184,746

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 7,740

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

In light of the above, Vallant has a controlling interest in Xi’An TV based on the fact that:

·

Vallant has the ability to absorb 100% (62.61% prior to September 17, 2010) of the expected residual return from Xi’An TV, which makes Vallant the primary beneficiary of Xi’An TV. In the event Xi’An TV fails to pay any required amounts, Vallant could exercise its right to acquire certain pledged shares in Xi’An TV pursuant to an equity pledge agreement executed by and between Vallant and Xi’An TV which guarantee all required payment;

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

Intangible assets with finite lives are amortized over their estimated useful lives to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic lives of 10 years and the amortization expenses for the years ended June 30, 2014 and 2013 were $13,027 and $12,755, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no deferred tax assets or liabilities at June 30, 2014 and 2013.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2014	6.1552	6.1410
Year ended June 30, 2013	6.1732	6.2720

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2014 and 2013, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 3. Accounts Receivable

	June 30,
	2014	2013
Accounts receivable	$1,345,913	$2,072,474
Bad debt allowance	39,700	39,493
Accounts receivable, net	$1,306,213	$2,032,981

There was no bad debt expense recorded for the years ended June 30, 2014 and 2013.

NOTE 4. Notes Receivable

	June 30,
	2014	2013
Notes receivable	$2,992,023	$1,643,637

On April 22, 2011, the Company lent RMB10M (approximately $1.6M) to Shaan’Xi Railway Transportation Trade Company (SXRT), a company owned by a business friend of Dean Li, the President and Shareholder of China Media Inc., with a specified interest rate of 3%. On June 30, 2013, the balance of notes receivable from SXRT was RMB9.2M (approximately $1.5M) and SXRT paid back the remaining balance in full as of June 30, 2014.

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB530, 000 (approximately $86,305) as of June 30, 2014.

In July 2013, the Company paid for a copyright transfer fee of one TV series on behalf of Zhongshi Fengde in the amount of RMB6.3M (approximately $1M), bearing no interest. Later in July, 25, 2013 both parties reached to an oral agreement to treat such borrowing as the Company’s investment in copyright of Shan Zha Shu Zhi Lian TV Series, as a result, the amount was transferred to film costs.

On June 13, 2014, the Company lent RMB18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Shareholder of China media Inc. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. As of the filing date, the Company received repayment of RMB11M (approximately $1,791,239).

Interest income for the years ended June 30, 2014 and 2013 was nil and $43,885 for the notes above.

NOTE 5. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2014	2013
Electronic Equipment	$176,566	$176,051
Communication Equipment	695	693
Machinery Equipment	94,870	94,593
Automobiles	51,850	51,699
Office Furniture	2,420	2,414
	326,401	325,450
Less: Accumulated depreciation	(298,415)	(290,128)
Fixed assets, net	$27,986	$35,322

Depreciation expense for the years ended June 30, 2014 and 2013 was $7,456 and $6,195, respectively.

NOTE 6. Film Costs

Film costs consist of the following:

	June 30,
	2014	2013
Completed and not released:
TV Series	$3,736,678	$3,401,802
In development-TV Series	-	40,724
Film costs	$3,736,678	$3,442,526

Amortization of film cost was included in cost of revenues. See Note 8 for details.

NOTE 7. Related Party Transactions

Mr. Dean Li, President and Shareholder of China Media Inc., had advanced $1,049,454 and $136,790 to the Company at June 30, 2014 and 2013, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,086 with lease termination date of May 7, 2014.

NOTE 8. Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Years Ended June 30,
	2014	2013
Shan Zha Shu Zhi Lian TV Series	$2,129,946	$ -
Huang Tu Nv Nv TV Series	-	573,980
Xiao Lao Xiang Jin Cheng TV Series	-	573,980
Guo Men Ying Xiong TV Series	-	516,582
Advertising Revenue	-	8,114
Total Revenues	$2,129,946	$1,672,656

The Company’s cost of revenues by film and TV series are as follows:

	Years Ended June 30,
	2014	2013
Advertising Cost	$ 1,613	$ -
Shan Zha Shu Zhi Lian TV Series	1,514,411	-
Huang Tu Nv Nv TV Series	-	478,316
Xiao Lao Xiang Jin Cheng TV Series	-	478,316
Guo Men Ying Xiong TV Series	-	382,654
Total Cost of Revenues	$1,516,024	$1,339,286

NOTE 9. Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. The Company’s income taxes for the years ended June 30, 2014 and 2013 were $107,195 and $8,246, respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended
	2014	2013
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Permanent difference	6%	-11.5%
Effective tax rate	31.0%	13.5%

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

The Company has no United States corporate income tax liability as of June 30, 2014 and 2013.

NOTE 10. Commitments and Contingencies

The Company has entered into one office lease agreement with a former shareholder with monthly rent of RMB 6,667 (approximately $1,086) and lease termination date of May 7, 2014.

In November 2011, the Company entered into a lease agreement to lease its main office for a monthly rent of RMB11,167 (approximately $1,781). The lease had a term of one year and expired on December 31, 2012. On January 1, 2013 and January 1, 2014, the Company renewed the lease for another year with the rent remaining unchanged.

The Company’s commitments for minimum lease payments under the non-cancelable operating leases are as follows:

For The Year Ended June 30,
2015	$10,911

Total:	$10,911

Rent expense for the years ended June 30, 2014 and 2013 was $42,764 and $41,379, respectively.

NOTE 11. Subsequent Event

On July 1, 2014, the Company lent RMB 3 million (approximately $487,392) to SHCC with three months term.  Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. As of the filing date, the Company has not received any repayment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2014.

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

As of June 30, 2014, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2014 2013	$7,079 $7,050	None None	$7,079 $7,050
Shuncheng Ma, Chief Financial Officer, Treasurer	2014 2013	$3,312 $3,312	None None	$3,312 $3,312

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2014, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2014, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2014 and June 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2014.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 28, 2014, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 18, 2013 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
Common Stock	Shuncheng Ma (4) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	5,000,000	12.57%
	All Others as a Group	25,509,000	64.17%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.

(3)	Shengli Liu is our Director.
(4)	Shuncheng Ma is our Chief Financial Officer, Principal Accounting Officer and Treasurer.

(5)	Based on 39,750,000 issued and outstanding shares of our common stock as of September 28, 2014

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Dean Li, President and Shareholder of China Media Inc., had advanced $1,049,454 and $136,790 to the Company at June 30, 2014 and 2013, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

The Company also leased an office space from a former shareholder with a monthly rent of approximately $1,086 with lease termination date of May 7, 2014.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2014	2013
Audit Fees	$68,000	$68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$68,000	$68,000

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

CHINA MEDIA INC.

Date: September 29, 2014	/s/Shuncheng Ma
Shuncheng Ma
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)