Form 10-Q
period 2014-09-30
CHINA MEDIA INC.
filed 2014-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[ ] Yes   [X] No

As of November 14, 2014, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2014

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and June 30, 2014
Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2014	JUNE 30, 2014
Assets	Unaudited
Current assets
Cash and cash equivalents	$ 169,587	$ 633,246
Accounts receivable, net of allowance of $39,620 and $39,700 at September 30, 2014 and June 30, 2014, respectively	1,306,595	1,306,213
Notes receivable	1,692,804	2,992,023
Prepaid and other receivable	109,752	46,451
Total current assets	3,278,738	4,977,933

Fixed assets, net	26,134	27,986
Intangible assets, net	6,500	9,748
Film costs	5,362,889	3,736,678

Total assets	$ 8,674,261	$ 8,752,345

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,611	$ 9,610
Accrued liabilities and other payable	275,840	372,152
Due to related parties	1,049,761	1,049,454
Total current liabilities	1,335,212	1,431,216

Total liabilities	1,335,212	1,431,216

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively Additional paid-in capital	398 11,194,909	398 11,179,044
Accumulated other comprehensive income	1,121,114	1,118,961
Accumulated deficit	(4,977,372)	(4,977,274)
Total stockholders' equity	7,339,049	7,321,129

Total liabilities and stockholders' equity	$ 8,674,261	$ 8,752,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013

Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-

Selling, general and administrative	42,309	54,920
Depreciation and amortization expense	5,107	5,104
Total operating expenses	47,416	60,024

Other income (expense)
Interest income	63,183	14,655
Interest expense	(15,865)	(2,056)
Net loss before income taxes	(98)	(47,425)
Income taxes	-	-
Net loss	$ (98)	$ (47,425)

Comprehensive income
Net Loss	(98)	(47,425)
Foreign currency translation gain	2,153	42,126
Comprehensive income (loss)	$ 2,055	$ (5,299)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (98)	$ (47,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	15,865	2,056
Amortization expense	3,248	3,246
Depreciation expense	1,859	1,857
Changes in operating assets and liabilities:
Accounts receivable	-	11,361
Prepaid and other receivable	(63,244)	40,159
Accounts payable	-	(6,120)
Accrued liabilities and other payable	(96,355)	578
Customer deposits	-	(54,620)
Cash paid for film costs	(1,624,009)	(12,385)
Net cash used in operating activities	(1,762,734)	(61,293)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(487,203)	(1,022,511)
Collection of notes receivable	1,786,410	1,022,511
Net cash provided by investing activities	1,299,207	-

Effect of exchange rate changes on cash	(132)	880
NET CHANGE IN CASH	(463,659)	(60,413)
CASH AT BEGINNING OF THE PERIOD	633,246	184,746
CASH AT END OF THE PERIOD	$ 169,587	$ 124,333

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 106,906	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

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

Upon executing the above agreements, Xi’An TV is considered a VIE and Vallant is its primary beneficiary. Xi’An TV is consolidated into Vallant under the guidance of FASB Accounting Standards Codification (ASC) 810, Consolidation.

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2014 included in this document have been omitted.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of China Media Inc., had advanced $1,049,761 and $1,049,454 to the Company at September 30, 2014 and June 30, 2014, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

NOTE 4. Film Costs

Film costs consist of the following:

	September 30, 2014	June 30, 2014
Completed and not released:
TV Series	$5,362,889	$3,736,378

Film costs	$5,362,889	$3,736,678

NOTE 5. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB530,000 ($86,305) as of June 30, 2014. No repayment was collected during the three months ended September 30, 2014 and the outstanding balance was RMB 416,500 (approximately $67,686) as of September 30, 2014.

On June 13, 2014, the Company lent RMB18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Shareholder of China Media Inc. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. During the three months ended September 30, 2014, the Company received repayment of RMB11M (approximately $1,786,410) and Shaanxi Hushi orally promised to pay off the remaining balance no later than December 31, 2014.

On July 1, 2014, the Company lent an additional RMB3M (approximately $487,203) to SHCC with three months term.  Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and Shaanxi Hushi orally promised to pay off the loan before December 31, 2014.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013:

	For Three Months Ended September 30,
	2014	2013

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	42,309	54,920
Depreciation and amortization expenses	5,107	5,104
Total operating expenses	47,416	60,024

Other income (expenses):
Interest income	63,183	14,655
Interest expense	(15,865)	(2,056)
Total other income	47,318	12,599

Net loss before income taxes	(98)	(47,425)
Income taxes	-	-
Net loss	$(98)	$(47,425)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2014 and 2013.

Operating expenses

For the three months ended September 30, 2014, our total operating expenses were $47,416, a slight decrease of $12,608 as compared to $60,024 for the three months ended September 30, 2013. The changes are relevant to payroll expenses, transportation fee, etc.

Net loss

For the three months ended September 30, 2014 we incurred a net loss of $98. During the same period of 2013 we incurred a net loss of $47,425. This decrease was the result of increase in interest income of notes receivable, which recorded in other income.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(1,762,734)	$(61,293)
Net cash provided by investing activities	1,299,207	-
Effect of exchange rate changes on cash and cash equivalents	(132)	880
NET CHANGE IN CASH	(463,659)	(60,413)
CASH AT BEGINNING OF PERIOD	633,246	184,746
CASH AT END OF PERIOD	$169,587	$124,333

As of September 30, 2014 we had cash of $169,587 in our bank accounts and a working capital surplus of $1,943,526.

For the three months ended September 30, 2014, we used net cash of $1,762,734 in operating activities, compared to net cash used of $61,293 in operating activities during the same period of 2013. The increase in net cash of $1,701,441 was mainly due to the increases in cash paid for film costs.

During the three months ended September 30, 2014, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party - Shaan’Xi Hushi Culture Communication Company. During the three months ended September 30, 2013, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others.

Our cash level decreased by $463,659 during the three months ended September 30, 2014, compared to a decrease of $60,413 in the same period of 2013.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2014	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: November 14, 2014	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)