Form 10-Q
period 2014-12-31
CHINA MEDIA INC.
filed 2015-02-13
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

[ ] Yes   [X] No

As of February 9, 2015, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2014

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014
Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2014	JUNE 30, 2014
Assets	Unaudited
Current assets
Cash and cash equivalents	$ 126,875	$ 633,246
Accounts receivable, net of allowance of $39,717 and $39,700 at December 31, 2014 and June 30, 2014, respectively	1,309,766	1,306,213
Notes receivable	1,696,913	2,992,023
Prepaid and other receivable	173,809	46,451
Total current assets	3,307,363	4,977,933

Fixed assets, net	24,332	27,986
Intangible assets, net	3,258	9,748
Film costs	5,375,906	3,736,678

Total assets	$ 8,710,859	$ 8,752,345

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,627	$ 9,610
Accrued liabilities and other payable	261,954	372,152
Due to related parties	1,124,277	1,049,454
Total current liabilities	1,395,858	1,431,216

Total liabilities	1,395,858	1,431,216

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	$ 398	$ 398
Additional paid-in capital	11,211,918	11,179,044
Accumulated other comprehensive income	1,138,852	1,118,961
Accumulated deficit	(5,036,167)	(4,977,274)
Total stockholders' equity	7,315,001	7,321,129

Total liabilities and stockholders' equity	$ 8,710,859	$ 8,752,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	1,612	-	1,612
Gross profit	-	(1,612)	-	(1,612)

Selling, general and administrative	143,180	170,275	100,871	115,355
Depreciation and amortization expense	10,232	10,240	5,125	5,136
Total operating expenses	153,412	180,515	105,996	120,491

Other income (expense)
Government grant	-	79,032	-	79,032
Interest income	127,393	39,784	64,210	25,129
Interest expense	(32,874)	(4,124)	(17,009)	(2,068)
Net loss before income taxes	(58,893)	(67,435)	(58,795)	(20,010)
Income taxes	-	-	-	-
Net income loss	$ (58,893)	$ (67,435)	$ (58,795)	$ (20,010)

Comprehensive income
Net loss	(58,893)	(67,435)	(58,795)	(20,010)
Foreign currency translation gain	19,891	72,181	17,738	30,055
Comprehensive income (loss)	$ (39,002)	$ 4,746	$ (41,057)	$ 10,045

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013 (Unaudited)

	FOR SIX MONTHS ENDED DECEMBER 31,
	2014	2013
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (58,893)	$ (67,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest	32,874	4,124
Amortization expense	6,508	6,512
Depreciation expense	3,725	3,728
Changes in operating assets and liabilities:
Accounts receivable	-	19,536
Prepaid and other receivables	(127,064)	80,701
Accounts payable	-	(6,152)
Accrued liabilities and other payables	(111,064)	(5,150)
Customer deposits	-	(120,110)
Cash paid for film costs	(1,624,009)	(12,385)
Net cash used in operating activities	$ (1,877,923)	$ (96,631)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(487,203)	(1,022,511)
Collection of notes receivable	1,786,410	1,022,511
Net cash provided by investing activities	1,299,207	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parities	71,874	72,095
Net cash provided by financing activities	71,874	72,095

Effect of exchange rate changes on cash	471	1,764
NET CHANGE IN CASH	(506,371)	(22,772)
CASH AT BEGINNING OF THE PERIOD	633,246	184,746
CASH AT END OF THE PERIOD	$ 126,875	$ 161,974

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 106,906	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014

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

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of China Media Inc., had advanced $1,124,277 and $1,049,454 to the Company at December 31, 2014 and June 30, 2014, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

NOTE 4. Film Costs

Film costs consist of the following:

	December 31, 2014	June 30, 2014
Completed and not released:
TV Series	$5,375,906	$3,736,378
Film costs	$5,375,906	$3,736,678

NOTE 5. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB530, 000 ($86,305) as of June 30, 2014. No repayment was collected during the six months ended December 31, 2014 and the outstanding balance was RMB 416,500 (approximately $67,850) as of December 31, 2014.

On June 13, 2014, the Company lent RMB18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Shareholder of China media Inc. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. During the six months ended December 31, 2014, the Company received repayment of RMB11M (approximately $1,786,410) and Shaanxi Hushi orally promised to pay off the remaining balance no later than June 30, 2015. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan.

On July 1, 2014, the Company lent an additional RMB3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and Shaanxi Hushi orally promised to pay off the loan before June 30, 2015. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan.

NOTE 6. Subsequent Events

On January 1, 2015, the Company renewed the lease for its main office for another three years with the rent remaining unchanged. The monthly rent is RMB11, 167 (approximately $1,816) and the lease will expire on December 31, 2017.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB18 million (approximately $2.86 million). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. Zhongshi Fengde promised to pay off the loan no later than June 30, 2015.

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

Results of Operations

Comparison of the six months ended December 31, 2014 and 2013:

	For the Six Months Ended December 31,
	2014	2013

Revenues	$-	$-
Cost of revenues	-	1,612
Gross profit	-	(1,612)

Operating expenses
Selling, general and administrative	143,180	170,275
Depreciation and amortization expense	10,232	10,240
Total operating expenses	153,412	180,515

Other income (expenses):
Government grant	-	79,032
Interest income	127,393	39,784
Interest expense	(32,874)	(4,124)
Total other income	94,519	114,692

Net loss before income taxes	(58,893)	(67,435)
Income taxes	-	-
Net loss	$(58,893)	$(67,435)

Revenues

We had no revenue for the six months ended December 31, 2014 and 2013.

Cost of revenues

We had no cost of sales for the six months ended December 31, 2014, compared to $1,612 in the same period in 2013.

Gross profit

We had a negative gross profit for the six months ended December 31, 2013, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province. The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction.

Operating expenses

During the six months ended December 31, 2014 our total operating expenses were $153,412, a decrease of $27,103 as compared to $180,515 for the six months ended December 31, 2013. The changes are relevant to payroll expenses, transportation fee, etc.

Net loss

For the six months ended December 31, 2014 we incurred a net loss of $58,893. During the same period in 2013 we incurred a net loss of $67,435. This decrease was primarily due to the decrease in government subsidy income, offset by a net increase in interest income received.

Comparison of the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31,
	2014	2013

Revenues	$-	$-
Cost of revenues	-	1,612
Gross profit	-	(1,612)

Operating expenses
Selling, general and administrative	100,871	115,355
Depreciation and amortization expense	5,125	5,136
Total operating expenses	105,996	120,491

Other income (expenses):
Non-operating income	-	79,032
Interest income	64,210	25,129
Interest expense	(17,009)	(2,068)
Total other income	47,201	102,093

Net loss before income taxes	(58,795)	(20,010)
Income taxes	-	-
Net loss	$(58,795)	$(20,010)

Revenues

We had no revenue for the three months ended December 31, 2014 and 2013.

Cost of revenues

We had no cost of sales for the three months ended December 31, 2014, compared to $1,612 in the same period in 2013.

Operating expenses

During the three months ended December 31, 2014 our total operating expenses were $105,996, a decrease of $14,495 as compared to $120,491 for the three months ended December 31, 2013. The changes are relevant to payroll expenses, transportation fee, etc.

Net loss

For the three months ended December 31, 2014 we incurred a net loss of $58,795. During the same period in 2013 we incurred a net loss of $20,010.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31,
	2014	2013

Net cash provided by (used in) operating activities	$(1,877,923)	$(96,631)
Net cash provided by (used in) investing activities	1,299,207	-
Net cash provided by (used in) financing activities	71,874	72,095

Effect of exchange rate changes on cash and cash equivalents	471	1,764
NET CHANGE IN CASH	(506,371)	(22,772)
CASH AT BEGINNING OF PERIOD	633,246	184,746
CASH AT END OF PERIOD	$126,875	$161,974

As of December 31, 2014 we had cash of $126,875 in our bank accounts and a working capital surplus of $1,911,505.

For the six months ended December 31, 2014, we used net cash of $1,877,923 in operating activities, compared to net cash used of $96,631in operating activities during the same period in fiscal 2013. The increase in net of cash of $1,781,292 was mainly due to the increases in cash paid for film costs.

During the six months ended December 31, 2014, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shaan’Xi Hushi

Culture Communication Company. During the six months ended December 31, 2013, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others.

During the six months ended December 31, 2014, we earned net cash of $71,874 in financing activities, compared to net cash earned of $72,095 in financing activities during the same period in fiscal 2013. The decrease was mainly due to decrease in short-term loan from a related party.

Our cash level decreased by $506,371 during the six months ended December 31, 2014, compared to an increase of $22,772 in the same period of 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

During the six months ending December 31, 2014, we implemented the following measures to improve our internal control over financial reporting:

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 13, 2015	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: February 13, 2015	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)