Form 10-Q
period 2015-03-31
CHINA MEDIA INC.
filed 2015-05-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[ ] Yes   [X] No

As of May 14, 2015, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2015

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014
Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	JUNE 30, 2014
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 100,465	$ 633,246
Accounts receivable, net of allowance of $39,908 and $39,700 at March 31, 2015 and June 30, 2014, respectively	1,316,069	1,306,213
Notes receivable	4,651,503	2,992,023
Prepaid and other receivable	104,237	46,451
Total current assets	6,172,274	4,977,933

Fixed assets, net	22,861	27,986
Intangible assets, net	-	9,748
Film costs	2,455,354	3,736,678

Total assets	$ 8,650,489	$ 8,752,345

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,660	$ 9,610
Accrued liabilities and other payable	281,012	372,152
Due to related parties	1,002,476	1,049,454
Total current liabilities	1,293,148	1,431,216

Total liabilities	1,293,148	1,431,216

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	$ 398	$ 398
Additional paid-in capital	11,227,270	11,179,044
Accumulated other comprehensive income	1,174,124	1,118,961
Accumulated deficit	(5,044,451)	(4,977,274)
Total stockholders' equity	7,357,341	7,321,129

Total liabilities and stockholders' equity	$ 8,650,489	$ 8,752,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	1,614	-	-
Gross profit	-	(1,614)	-	-

Selling, general and administrative	189,317	221,296	46,137	51,021
Depreciation and amortization expense	15,073	15,382	4,841	5,142
Total operating expenses	204,390	236,678	50,978	56,163

Other income (expense)
Government grant	-	79,145	-	113
Interest income	190,178	60,811	62,785	21,027
Interest expense	(48,226)	(7,278)	(15,352)	(3,154)
Net loss before income taxes	(62,438)	(105,614)	(3,545)	(38,177)
Income taxes	4,739	-	4,739	-
Net loss	$ (67,177)	$ (105,614)	$ (8,284)	$ (38,177)

Comprehensive income (loss)
Net loss	(67,177)	(105,614)	(8,284)	(38,177)
Foreign currency translation gain (loss)	55,163	13,393	35,272	(58,788)
Comprehensive income (loss)	$ (12,014)	$ (92,221)	$ 26,988	$ (96,965)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS OPERATING ACTIVITIES
Net loss	(67,177)	(105,614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest	48,226	7,278
Amortization expense	9,767	9,782
Depreciation expense	5,306	5,600
Changes in operating assets and liabilities:
Accounts receivable	-	19,564
Prepaid and other receivable	(57,118)	100,537
Accounts payable	-	(6,136)
Accrued liabilities and other payable	(93,429)	11,323
Customer deposits	-	(163,324)
Cash paid for film costs	(1,624,009)	(12,385)
Net cash used in operating activities	(1,778,434)	(133,375)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(487,203)	(1,022,511)
Collection of notes receivable	1,786,410	1,022,511
Net cash provided by investing activities	1,299,207	-

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	(132,669)	-
Proceeds from related parties	78,076	72,095
Net cash provided by (used in) financing activities	(54,593)	72,095

Effect of exchange rate changes on cash	1,039	676
NET CHANGE IN CASH	(532,781)	(60,604)
CASH AT BEGINNING OF THE PERIOD	633,246	184,746
CASH AT END OF THE PERIOD	100,465	124,142

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes paid	106,906	-

NON CASH FINANCING AND INVESTING ACTIVITIES
Reclassification from film cost to notes receivable	2,929,158	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”. The amendments in the ASU provide an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amend the criteria for consolidating such an entity. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. This standard is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3. Related Party Transactions

Mr. Dean Li, President and Shareholder of China Media Inc., had advanced $1,002,476 and $1,049,454 to the Company at March 31, 2015 and June 30, 2014, respectively. The shareholder loan discussed above is non-secured, free of interest with no maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

NOTE 4. Film Costs

Film costs consist of the following:

	March 31, 2015	June 30, 2014
Completed and not released:
TV Series	$2,455,354	$3,736,378
Film costs	$2,455,354	$3,736,678

NOTE 5. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to Zhongshi Fengde (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 ($86,305) as of June 30, 2014. No repayment was collected during the nine months ended March 31, 2015 and the outstanding balance was RMB 416,500 (approximately $68,177) as of March 31, 2015.

On June 13, 2014, the Company lent RMB 18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Shareholder of China media Inc. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. During the nine months ended March 31, 2015, the Company received repayment of RMB 11M (approximately $1,786,410) and Shaanxi Hushi orally promised to pay off the remaining balance no later than June 30, 2015. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan.

On July 1, 2014, the Company lent an additional RMB 3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and Shaanxi Hushi orally promised to pay off the loan before June 30, 2015. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan.

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

NOTE 6. Commitments and Contingencies

On January 1, 2015, the Company renewed the lease for its main office for another three years with the rent remaining unchanged. The monthly rent is RMB 11, 167 (approximately $1,816) and the lease will expire on

December 31, 2017.

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

Results of Operations

Comparison of the nine months ended March 31, 2015 and 2014:

	For the Nine Months Ended March 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	1,614
Gross profit	-	(1,614)

Operating expenses
Selling, general and administrative expenses	189,317	221,296
Depreciation and amortization expense	15,073	15,382
Total operating expenses	204,390	236,678

Other income (expenses):
Government grant	-	79,145
Interest income	190,178	60,811
Interest expense	(48,226)	(7,278)
Total other income	141,952	132,678

Net loss before income taxes	(62,438)	(105,614)
Income taxes	4,739	-
Net loss	$(67,177)	$(105,614)

Revenues

We had no revenue for the nine months ended March 31, 2015 and 2014.

Cost of revenues

We had $0 cost of sales for the nine months ended March 31, 2015, compared to $1,614 in the same period in 2014.

Gross profit

We had a negative gross profit for the nine months ended March 31, 2014, mainly due to conversion from Business Tax to Value Added Tax (“VAT”) in Shaanxi province.  The Company reported its advertising revenue based on net amount retained as an agent, which is after VAT deduction.

Operating expenses

During the nine months ended March 31, 2015 our total operating expenses were $204,390, a decrease of $32,288 as compared to $236,678 for the nine months ended March 31, 2014.  The changes are relevant to payroll expenses, transportation fee, etc.

Net loss

For the nine months ended March 31, 2015 we incurred a net loss of $67,177. During the same period in 2014 we incurred a net loss of $105,614.  This decrease was primarily due to the decrease in government subsidy income, offset by a net increase in interest income received.

Comparison of the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	46,137	51,021
Depreciation and amortization expense	4,841	5,142
Total operating expenses	50,978	56,163

Other income (expenses):
Non-operating income	-	113
Interest income	62,785	21,027
Interest expense	(15,352)	(3,154)
Total other income	47,433	17,986

Net loss before income taxes	(3,545)	(38,177)
Income taxes	4,739	-
Net loss	$(8,284)	$(38,177)

Revenues and cost of revenues

We had no revenue and cost of revenue for the three months ended March 31, 2015 and 2014.

Operating expenses

During the three months ended March 31, 2015 our total operating expenses were $50,978, a decrease of $5,185 as compared to $56,163 for the three months ended March 31, 2014.

Net loss

For the three months ended March 31, 2015 we incurred a net loss of $8,284. During the same period in 2014 we incurred a net loss of $38,177.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2015	2014

Net cash provided by (used in) operating activities	$(1,778,434)	$(133,375)
Net cash provided by (used in) investing activities	1,299,207	-
Net cash provided by (used in) financing activities	(54,593)	72,095

Effect of exchange rate changes on cash and cash equivalents	1,039	676
NET CHANGE IN CASH	(532,781)	(60,604)
CASH AT BEGINNING OF PERIOD	633,246	184,746
CASH AT END OF PERIOD	$100,465	$124,142

As of March 31, 2015 we had cash of $100,465 in our bank accounts and a working capital surplus of $4,879,126.

For the nine months ended March 31, 2015, we used net cash of $1,778,434 in operating activities, compared to net cash used of $133,375 in operating activities during the same period in fiscal 2014. The increase in net of cash of $1,645,059 was mainly due to the decreases in cash paid for film costs.

During the nine months ended March 31, 2015, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shann’Xi Hushi Culture Communication Company. During the nine months ended March 31, 2014, we collected $1,022,511 of notes receivable and paid $1,022,511 as a loan to others.

During the nine months ended March 31, 2015, we used net cash of $54,593 in financing activities, compared to net cash received of $72,095 in financing activities during the same period in fiscal 2014. The decrease was mainly due to decrease in short-term loan from a related party.

Our cash level decreased by $532,781 during the nine months ended March 31, 2015, compared to a decrease of $60,604 in the same period of 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

During the nine months ended March 31,2015, we implemented the following measures to improve our internal control over financial reporting:

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 14, 2015	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Shuncheng Ma
Date: May 14, 2015	Shuncheng Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)