Form 10-K
period 2015-06-30
CHINA MEDIA INC.
filed 2015-09-25
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2014 (11,243,000) was $2,540, 918 based on a $0.226 closing price for the Common Stock on December 31, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 25, 2015.

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2015 and 2014.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space for the following business purpose:

●

 Corporate Office: Room 10128,  No. 269-5-1 Taibai South Road, Yanta District, Xi’An, Shaan'Xi Province, China, with an area of 319.07 square meters. Lease term: from January 1, 2014 to December 31, 2017. The rent is approximately $21,366 per year.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Pink under the trading symbol “CHND”.  We cannot assure you that there will be a market in the future for our common stock.

OTC Pink securities are not listed nor traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The range of high and low bid quotations by quarters from July 1, 2013 through June 30, 2015 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2015 to 06/30/2015	$ 0.226	$0.226
01/01/2015 to 03/31/2015	$0.226	$0.226
10/01/2014 to 12/31/2014	$0.226	$0.226
07/01/2014 to 09/30/2014	$0.226	$0.010

04/01/2014 to 06/30/2014	$0.010	$ 0.01	0
01/01/2014 to 03/31/2014	$0.010	$ 0.01	0
10/01/2013 to 12/31/2013	$0.170.	$0.010
07/01/2013 to 09/30/2013	$0.170	$0.17	0

Holders

As of September 25, 2015 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2015 and as of September 25, 2015 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2015.

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

Liquidity and Capital Resources

For the years ended June 30, 2015 and June 30, 2014

As of June 30, 2015 we had $75,612 in cash, current assets of $6,290,764, current liabilities of $1,312,587 and working capital of $4,978,177. As of June 30, 2014 we had $633,246 in cash, current assets of $4,977,933, current liabilities of $1,431,216 and working capital of $3,546,717. As of June 30, 2015 we had total assets of $8,776,083, compared to total assets of $8,752,345 as of June 30, 2014.

During the year ended June 30, 2015, we used net cash of $1,810,626 in operating activities, a decrease of $3,717,814 as compared to net cash received of $1,907,188 in operating activities during the year ended June 30, 2014. The decrease in net cash received in the operating activities was mainly due to the decrease in cash paid for film costs and amortization of film costs.

During the year ended June 30, 2015, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shaan’Xi Hushi Culture Communication Company. During the year ended June 30, 2014, we collected $1,584,433 of notes receivable and paid $3,957,010 as loans to others.

During the year ended June 30, 2015, we used net cash of $47,585 in financing activities, compared to net cash received of $914,373 in financing activities during the year ended June 30, 2014. The decrease was mainly due to decrease in short-term loan from a related party.

Our net cash level decreased by $557,634 during the year ended June 30, 2015, compared to net cash increase of $448,500 during the year ended June 30, 2014. The decrease in cash during the year ended June 30, 2015 was primarily due to cash paid for film costs.

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

We estimate that our expenses over the next 12 months (beginning October 2015) will be approximately $11,650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

		Estimated
Description	Estimated Date	Completion Expenses ($)
Legal and accounting fees	12 months	100,000
Film and television series production costs	12 months	10,000,000
Marketing and advertising	12 months	500,000
Investor relations and capital raising	12 months	200,000
Management and operating costs	12 months	200,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	300,000
General and administrative expenses	12 months	150,000
Total		11,650,000

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2015 and 2014:

	For The Years Ended June 30
	2015	2014

Revenues	$-	$2,129,946
Cost of revenues	-	1,516,024
Gross profit	-	613,922

Operating expenses
Selling, general and administrative expenses	229,807	282,030
Depreciation and amortization expense	16,257	20,484
Impairment loss on film costs	-	22,424
Total operating expenses	246,064	324,938

Other income (expenses):
Interest income	254,113	480
Interest expense	(62,187)	(10,428)
Other expense	-	(44,082)
Government subsidy	-	110,668
Total other income	191,926	56,638

Net income (loss) before income taxes	(54,138)	345,622
Income taxes expense (benefit)	(54,029)	107,195
Net income (loss)	$(109)	$238,427

Revenues

We had no revenue for the year ended June 30, 2015, compared to revenues of $2,129,946 during the year ended June 30, 2014. The decrease of $2,129,946 was mainly due to the decrease in revenues of TV series.

Cost of Revenues

We had no cost of sales for the year ended June 30, 2015, compared to $1,516,024 for the year ended June 30, 2014. The decrease of $1,516,024 was due to costs incurred for the TV series sold in the prior fiscal year.

Gross Profit

As a result of the foregoing, during the year ended June 30, 2015 our gross profit decreased by $613,922 as compared to prior fiscal year.

Operating Expenses

During the year ended June 30, 2015 our total operating expenses were $246,064, a decrease of $78,874 as compared to $324,938 for the year ended June 30, 2014. The main decrease was relevant to decrease in rent expenses.

Net Income

For the year ended June 30, 2015 we incurred a net loss of $109, as compared to a net income of $238,427 for the year ended June 30, 2014, a decrease of $238,536. This decrease was primarily due to the decrease in revenue of TV series, offset by a net increase in interest income received and income tax refund.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2015 and 2014, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014
Notes to the Consolidated Financial Statements

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of China Media Inc and its subsidiaries as of June 30, 2015 and 2014 and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 25, 2015

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2015	JUNE 30, 2014
Assets
Current assets
Cash and cash equivalents	$ 75,612	$ 633,246
Accounts receivable, net of allowance of $39,773 and $39,700 at June 30, 2015 and June 30, 2014, respectively	1,320,457	1,306,213
Notes receivable	4,667,012	2,992,023
Prepaid and other receivable	227,683	46,451
Total current assets	6,290,764	4,977,933

Fixed assets, net	21,779	27,986
Intangible assets, net	-	9,748
Film costs	2,463,540	3,736,678

Total assets	$ 8,776,083	$ 8,752,345

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,682	$ 9,610
Accrued liabilities and other payable	290,202	372,152
Due to related parties	1,012,703	1,049,454
Total current liabilities	1,312,587	1,431,216
Total liabilities	1,312,587	1,431,216

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2015 and 2014	$ 398	$ 398
Additional paid-in capital	11,241,231	11,179,044
Accumulated other comprehensive income	1,199,250	1,118,961
Accumulated deficit	(4,977,383)	(4,977,274)
Total stockholders' equity	7,463,496	7,321,129

Total liabilities and stockholders' equity	$ 8,776,083	$ 8,752,345

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2015	2014

Revenues	$ -	$ 2,129,946
Cost of revenues	-	1,516,024
Gross profit	-	613,922

Selling, general and administrative	229,807	282,030
Depreciation and amortization expense	16,257	20,484
Impairment loss on film costs	-	22,424
Total operating expenses	246,064	324,938

Other income (expense)
Interest income	254,113	480
Interest expense	(62,187)	(10,428)
Other expense	-	(44,082)
Government subsidy	-	110,668
Net income (loss) before income taxes	(54,138)	345,622
Income taxes expense (benefit)	(54,029)	107,195
Net income (loss)	$ (109)	$ 238,427

Comprehensive income
Net income (loss)	(109)	238,427
Foreign currency translation adjustment	80,289	20,058
Comprehensive income	$ 80,180	$ 258,485

Net income (loss) per common share, basic and diluted	$ (0.00)	$ 0.01
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2015 and June 30, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount

Balance, June 30, 2013	39,750,000	$ 398	$ 11,168,616	$ 1,098,903	$ (5,215,701)	$ 7,052,216

Foreign currency translation	-	-	-	20,058	-	20,058

Imputed interest on related party loan	-	-	10,428	-	-	10,428

Net income	-	-	-	-	238,427	238,427

Balance, June 30, 2014	39,750,000	$ 398	$ 11,179,044	$ 1,118,961	$ (4,977,274)	$ 7,321,129

Foreign currency translation adjustment	-	-	-	80,289	-	80,289

Imputed interest on related party loan	-	-	62,187	-	-	62,187

Net loss	-	-	-	-	(109)	(109)

Balance, June 30, 2015	39,750,000	$ 398	$ 11,241,231	$ 1,199,250	$ (4,977,383)	$ 7,463,496

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

FOR THE YEARS ENDED JUNE 30,
2015	2014
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ (109)	$ 238,427
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Imputed interest	62,187	10,428
Amortization expense	9,787	13,027
Depreciation expense	6,468	7,456
Amortization of film costs	-	1,514,411
Impairment loss on film costs	-	22,424
Changes in operating assets and liabilities:
Accounts receivable	-	734,407
Prepaid and other receivable	(179,517)	253,108
Accounts payable	-	(6,131)
Accrued liabilities and other payable	(85,433)	109,382
Customer deposits	-	(163,125)
Cash paid for film costs	(1,624,009)	(826,626)
Net cash provided by (used in) operating activities	(1,810,626)	1,907,188

CASH FLOW INVESTING ACTIVITIES
Loans made to others	(487,203)	(3,957,010)
Collection of notes receivable	1,786,410	1,584,433
Net cash provided by (used in) investing activities	1,299,207	(2,372,577)

CASH FLOW FINANCING ACTIVITIES
Repayments to related parties	(132,669)	-
Proceeds from related parties	85,084	914,373
Net cash provided by (used in) financing activities	(47,585)	914,373

Effect of exchange rate changes on cash and cash equivalents	1,370	(484)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(557,634)	448,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	633,246	184,746
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 75,612	$ 633,246

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 111,655	$ -

NON-CASH TRANSACTIONS
Reclassification from film costs to notes receivable	2,929,158	-

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television products, the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are made based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

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

Intangible assets with finite lives are amortized over their estimated useful lives to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic lives of 10 years and the amortization expenses for the years ended June 30, 2015 and 2014 were $9,787 and $13,027, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets at June 30, 2015 and 2014 were $21,147 and $0, respectively. The deferred tax assets as of June 30, 2015 were fully reserved by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

Comprehensive Income

Comprehensive income consists of two components, net income (loss) and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income includes changes in cumulative translation adjustment from foreign currency translation.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2015	6.0888	6.1298
Year ended June 30, 2014	6.1552	6.1410

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2015 and 2014, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in the ASU provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Updated are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in the ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

NOTE 3. Accounts Receivable

	June 30,
	2015	2014
Accounts receivable	$1,360,230	$1,345,913
Bad debt allowance	(39,773)	(39,700)
Accounts receivable, net	$1,320,457	$1,306,213

There was no bad debt expense recorded for the years ended June 30, 2015 and 2014.

NOTE 4. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected during the year ended June 30, 2015 and the outstanding balance was RMB 416,500 (approximately $68,404) as of June 30, 2015.

On June 13, 2014, the Company lent RMB 18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11M (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than December 31, 2015. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan.

On July 1, 2014, the Company lent an additional RMB 3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and SHCC orally promised to pay off the loan before December 31, 2015. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.93 million were reclassified to notes receivable as of June 30, 2015. No collection has been received as of the filing date.

Interest income for the years ended June 30, 2015 and 2014 was $254,113 and nil, respectively, for the notes discussed above.

NOTE 5. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2015	2014
Electronic Equipment	$178,491	$176,566
Communication Equipment	703	695
Machinery Equipment	95,904	94,870
Automobiles	52,416	51,850
Office Furniture	2,446	2,420
	329,960	326,401
Less: Accumulated depreciation	(308,181)	(298,415)
Fixed assets, net	$21,779	$27,986

Depreciation expense for the years ended June 30, 2015 and 2014 was $6,468 and $7,456, respectively.

NOTE 6. Film Costs

Film costs consist of the following:

	June 30,
	2015	2014
Completed and not released:
TV Series	$ -	$2,924,357
In development - Film	2,463,540	812,321
Film costs	$2,463,540	$3,736,678

Amortization of film cost was included in cost of revenues. See Note 8 for details.

NOTE 7. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. At June 30, 2015 and 2014, the Company owed Dean Li $1,012,703 and $1,049,454, respectively. The loans are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

NOTE 8. Revenues and Cost of Revenues

The Company’s revenues by film and TV series are as follows:

	Years Ended June 30,
	2015	2014
Shan Zha Shu Zhi Lian TV Series	$ -	$2,129,946
Total Revenues	$ -	$2,129,946

The Company’s cost of revenues by film and TV series are as follows:

	Years Ended June 30,
	2015	2014
Advertising Cost	$ -	$ 1,613
Shan Zha Shu Zhi Lian TV Series	-	1,514,411
Total Cost of Revenues	$ -	$1,516,024

NOTE 9. Income Taxes

China Media is incorporated in the State of Nevada and is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Vallant is incorporated in the British Virgin Islands (“BVI”) and under the current laws of the BVI, is not subject to income taxes.

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. The Company’s income taxes for the years ended June 30, 2015 and 2014 were $(54,029) and $107,195, respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2015	2014
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	-39.1%	0.0%
Tax refund	108.6%	0.0%
Permanent difference	5.3%	6.0%
Effective tax rate	99.8%	31.0%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2015	June 30, 2014
Deferred tax assets
Net operating losses	$ 21,147	$ -
Total deferred income tax assets	21,147	-
Less: Valuation allowance	(21,147)	-
Net deferred income tax assets	$ -	$ -

The Company has net taxable operating loss carry forwards of approximately $84,586 for the year ended June 30, 2015. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that not all of the deferred income tax assets will be realized. For conservative purpose, a full valuation allowance has been established for deferred income tax assets as of June 30, 2015.

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

NOTE 10. Commitments and Contingencies

In November 2011, the Company entered into a lease agreement to lease its main office for a monthly rent of RMB 11, 167 (approximately $1,781). The lease had a term of one year and expired on December 31, 2012. On January 1, 2013 and 2014, the Company renewed the lease for another year with the lease term remaining unchanged. On January 1, 2015, the Company renewed this lease for another three years with the lease term remaining unchanged.

The Company’s commitments for minimum lease payments under the non-cancelable operating leases are as follows:

For The Years Ended June 30,
2016	$22,009
2017	22,009
2018	11,005

Total:	$55,023

Rent expense for the years ended June 30, 2015 and 2014 was $28,938 and $42,764, respectively.

NOTE 11. Subsequent Events

On June 16, 2014, the Company and Hangzhou Yanse Advertising Production Company (“Hangzhou Yanse”) entered into an agreement in production and distribution of the film “Dan Ta”. In July 2015, the cooperation between the Company and Hangzhou Yanse was terminated. Hangzhou Yanse refunded RMB 10 million (approximately $1,643,466) to the Company for part of its investments on July 30, 2015, and the remaining investment of RMB 5 million (approximately $791,402) to the Company in August 2015.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $821,180) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. The payment was subsequently made in August 2015.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2015.

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

As of June 30, 2015, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at three, and we currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	52	President, Chief Executive Officer, Secretary and Director
Ruijuan Hou	27	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	47	Director
Shengli Liu	44	Director

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

Ruijuan Hou, Financial Officer, Principal Accounting Officer and Treasurer

Ms. Ruijuan Hou graduated from Xi’an Science and Technology University in 2013 and received an accounting degree. From August 2013 to July 2014, she was the accounting staff at Shaanxi Hengtai Mingji Trade Co, Ltd. From August 2014 to July 2015, she was the head of the accounting department of Shaanxi Hengtai Mingji Trade Co, Ltd, in charge of the general accounting matters of the company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2015 2014	$7,079 $7,050	None None	$7,079 $7,050
Ruijuan Hou, Current Chief Financial Officer and Treasurer	2015	$0	None	$0

Shuncheng Ma, Former Chief Financial Officer and Treasurer	2015 2014	$3,312 $3,312	None None	$3,312 $3,312

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2015, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2015, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2015 and June 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2015.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2015.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 25, 2015, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 25, 2015 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (4)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
Common Stock	Shengli Liu (3) 4/F, Building A No. 12 Xiangzimiao Street Nanmenli District, Xi'An Shaan’Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	5,000,000	12.57%
	All Others as a Group	25,509,000	64.17%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.
(3)	Shengli Liu is our Director.
(4)
Based on 39,750,000 issued and outstanding shares of our common stock as of September 25, 2015.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. At June 30, 2015 and 2014, the Company owed Dean Li $1,012,703 and $1,049,454, respectively. The loans are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

Director Independence

Our securities are quoted on the OTC Pink which does not have any director independence requirements. At the moment, only Shengli Liu could be considered an independent director under most definitions of “independence”.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2015 and for fiscal year ended June 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2015	2014
Audit Fees	$68,000	$68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$68,000	$68,000

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

CHINA MEDIA INC.

Date: September 25, 2015	/s/Dean Li
Dean Li
Chief Executive Officer