Form 10-Q
period 2015-09-30
CHINA MEDIA INC.
filed 2015-11-16
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[ ] Yes   [X] No

As of November 16, 2015, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2015

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and June 30, 2014
Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2015	JUNE 30, 2015
Assets	Unaudited
Current assets
Cash and cash equivalents	$ 106,126	$ 75,612
Accounts receivable, net of allowance of $38,371 and $39,773 at September 30, 2015 and June 30, 2015, respectively	1,265,384	1,320,457
Due from related party	603,396	-
Notes receivable	4,472,363	4,667,012
Prepaid and other receivable	222,583	227,683
Total current assets	6,669,852	6,290,764

Fixed assets, net	20,396	21,779
Film costs	786,931	2,463,540

Total assets	$ 7,477,179	$ 8,776,083

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,402	$ 9,682
Accrued liabilities and other payable	290,804	290,202
Due to related party	-	1,012,703
Total current liabilities	300,206	1,312,587

Total liabilities	300,206	1,312,587

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	398	398
Additional paid-in capital	11,241,231	11,241,231
Accumulated other comprehensive income	887,449	1,199,250
Accumulated deficit	(4,952,105)	(4,977,383)
Total stockholders' equity	7,176,973	7,463,496

Total liabilities and stockholders' equity	$ 7,477,179	$ 8,776,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014

Revenues	-	-
Cost of revenues	-	-
Gross profit	-	-

Selling, general and administrative	36,538	42,309
Depreciation and amortization expense	483	5,107
Total operating expenses	37,021	47,416

Other income (expense)
Interest income	62,299	63,183
Interest expense	-	(15,865)
Net income (loss) before income taxes	25,278	(98)
Income taxes	-	-
Net income (loss)	25,278	(98)

Comprehensive income
Net income (loss)	25,278	(98)
Foreign currency translation gain (loss)	(311,801)	2,153
Comprehensive income (loss)	(286,523)	2,055

Net income (loss) per common share, basic and diluted	0.00	(0.00)
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ 25,278	$ (98)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	-	15,865
Amortization expense	-	3,248
Depreciation expense	483	1,859
Changes in operating assets and liabilities:
Due from related party	(799,386)	-
Prepaid and other receivable	4,466	(63,244)
Accrued liabilities and other payable	12,807	(96,355)
Net change in film costs	1,598,772	(1,624,009)
Net cash provided by (used in) operating activities	842,420	(1,762,734)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	-	(487,203)
Collection of notes receivable	-	1,786,410
Net cash provided by investing activities	-	1,299,207

CASH FLOW FINANCING ACTIVITIES
Repayments to related party	(799,386)	-
Net cash used in financing activities	(799,386)	-

Effect of exchange rate changes on cash	(12,520)	(132)
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,514	(463,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 106,126	$ 169,587

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 106,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

NOTE 1. Description of Business

China Media Inc. (the “Company”, “China Media”) was incorporated in the State of Nevada.

The Company does not conduct any substantive operations of its own, rather, it conducts its primary business operations through Vallant Pictures Entertainment Co., Ltd., its wholly owned subsidiary incorporated under the laws of the British Virgin Islands, which in turn, conducts its business through Xi’an TV Media Co. Ltd. (“Xi’An TV”). Effective control over Xi’An Media was transferred to the Company through the series of contractual arrangements without transferring legal ownership in Xi’An Media. As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by Xi’An Media and was entitled to substantially all of the economic benefits of Xi’An Media.

Xi’An TV was incorporated in Xi’An, Shaan’Xi Province, People’s Republic of China (“PRC”) and is in the business of producing and developing television programming for the Chinese market.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2015 contained in the Company’s Form 10-K field on September 25, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2015 included in this document have been omitted.

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

NOTE 3. Related Party Transactions

Mr. Dean Li, the President and Chief Executive Office of the Company, had advanced $1,012,703 to the Company at June 30, 2015 and the loan was fully repaid by the Company in July 2015. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

On June 16, 2014, the Company and Hangzhou Yanse Advertising Production Company (“Hangzhou Yanse”) entered into an agreement in production and distribution of the film “Dan Ta”. In July 2015, the cooperation between the Company and Hangzhou Yanse was terminated. Hangzhou Yanse refunded RMB 10 million (approximately $1,643,466) to the Company for part of its investments on July 30, 2015. The remaining investment of RMB 5 million (approximately $791,402) was subsequently made to Mr. Dean Li on behalf of the Company, which was presented as Due from related party as of September 30, 2015, and received by the Company as of the filing date.

NOTE 4. Film Costs

Film costs consist of the following:

	September 30, 2015	June 30, 2015
Completed and not released:
In development - Film	$786,931	$2,463,540

Film costs	$786,931	$2,463,540

The decrease of film costs is primarily due to the termination of film “Dan Ta” that was discussed in Note 3.

NOTE 5. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected during the year ended June 30, 2015 and the three months ended September 30, 2015. The outstanding balance was RMB 416,500 (approximately $65, 551) as of September 30, 2015.

On June 13, 2014, the Company lent RMB 18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11M (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than December 31, 2015. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The

Outstanding balance was RMB 7M (approximately $1,101,703) as of September 30, 2015.

On July 1, 2014, the Company lent an additional RMB 3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and SHCC orally promised to pay off the loan before December 31, 2015. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. The outstanding balance was RMB 3M (approximately $472,158) as of September 30, 2015.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.83 million were reclassified to notes receivable as of September 30, 2015. No collection has been received as of the filing date.

Interest income for the three months ended September 30, 2015 and 2014 was 62,299 and nil, respectively, for the notes discussed above.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014:

	For Three Months Ended September 30,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	36,538	42,309
Depreciation and amortization expenses	483	5,107
Total operating expenses	37,021	47,416

Other income (expenses):
Interest income	62,299	63,183
Interest expense	-	(15,865)
Total other income	62,299	47,318

Net income (loss) before income taxes	25,278	(98)
Income taxes	-	-
Net income (loss)	$25,278	$(98)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2015 and 2014.

Operating expenses

For the three months ended September 30, 2015, our total operating expenses were $37,021, a slight decrease of $10,395 as compared to $47,416 for the three months ended September 30, 2014. The changes are relevant to payroll expenses, transportation fee, amortization expenses, etc.

Net income (loss)

For the three months ended September 30, 2015 we earned a net income of $25,278. During the same period of 2014 we incurred a net loss of $98. This increase was the result of decrease in interest expense of due to related parties, which recorded in other expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2015	2014

Net cash provided by (used in) operating activities	$842,420	$(1,762,734)
Net cash provided by investing activities	-	1,299,207
Net cash used in financing activities	(799,386)	-
Effect of exchange rate changes on cash and cash equivalents	(12,520)	(132)
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,514	(463,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,126	$169,587

As of September 30, 2015 we had cash of $106,126 in our bank accounts and a working capital surplus of $6,369,646.

For the three months ended September 30, 2015, we received net cash of $842,420 in operating activities, compared to net cash used of 1,762,734 in operating activities during the same period of 2014. The increase in net cash of $2,605,154 was mainly due to the increases in cash received for film costs.

For the three months ended September 30, 2015, we received net cash of $0 in investing activities, compared to net cash received of $1,299,207 from investing activities during the same period in fiscal 2014, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party - Shaan’Xi Hushi Culture Communication Company.

During the three months ended September 30, 2015, we used net cash of $799,386 in financing activities, compared to net cash received of $0 in financing activities during the same period in fiscal 2014. The decrease was mainly due to repayment made to related parties.

Our cash level increased by $30,514 during the three months ended September 30, 2015, compared to a decrease of $463,659 in the same period of 2014.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2015.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 16, 2015	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)