Form 10-Q
period 2015-12-31
CHINA MEDIA INC.
filed 2016-02-16
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

[ ] Yes   [X] No

As of February 15, 2016, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2015

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and June 30, 2015
Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014 (Unaudited)
Consolidated Statements of Cash Flows for the three and six months ended December 31, 2015 and 2014 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2015	JUNE 30, 2015
Assets	Unaudited
Current assets
Cash and cash equivalents	$ 77,280	$ 75,612
Accounts receivable, net of allowance of $37,561 and $39,773 at December 31, 2015 and June 30, 2015, respectively	1,238,695	1,320,457
Notes receivable	4,378,033	4,667,012
Prepaid and other receivable	218,203	227,683
Total current assets	5,912,211	6,290,764

Fixed assets, net	19,403	21,779
Film costs	770,333	2,463,540
Prepaid and other assets	770,333	-

Total assets	$ 7,472,280	$ 8,776,083

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,267	$ 9,682
Accrued liabilities and other payable	297,209	290,202
Due to related parties	235,616	1,012,703
Total current liabilities	542,092	1,312,587

Total liabilities	542,092	1,312,587

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	398	398
Additional paid-in capital	11,252,287	11,241,231
Accumulated other comprehensive income	738,837	1,199,250
Accumulated deficit	(5,061,334)	(4,977,383)
Total stockholders' equity	6,930,188	7,463,496

Total liabilities and stockholders' equity	$ 7,472,280	$ 8,776,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, general and administrative	133,553	143,180	97,015	100,871
Depreciation and amortization expense	1,056	10,232	573	5,125
Total operating expenses	134,609	153,412	97,588	105,996

Other income (expense)
Interest income	61,714	127,393	(585)	64,210
Interest expense	(11,056)	(32,874)	(11,056)	(17,009)
Net loss before income taxes	(83,951)	(58,893)	(109,229)	(58,795)
Income taxes	-	-	-	-
Net loss	$ (83,951)	$ (58,893)	$ (109,229)	$ (58,795)

Comprehensive income (loss)
Net loss	(83,951)	(58,893)	(109,229)	(58,795)
Foreign currency translation adjustment	(460,413)	19,891	(148,612)	17,738
Comprehensive loss	$ (544,364)	$ (39,002)	$ (257,841)	$ (41,057)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR SIX MONTHS ENDED DECEMBER 31,
	2015	2014
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (83,951)	$ (58,893)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	11,056	32,874
Amortization expense	-	6,508
Depreciation expense	1,056	3,725
Changes in operating assets and liabilities:
Prepaid, other receivable and other assets	(795,768)	(127,064)
Accrued liabilities and other payables	25,647	(111,064)
Net change in film costs	1,598,772	(1,624,009)
Net cash provided by (used in) operating activities	$ 756,812	$ (1,877,923)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	-	(487,203)
Collection of notes receivable	-	1,786,410
Net cash provided by investing activities	-	1,299,207

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parities	57,456	71,874
Repayments to related parities	(799,386)	-
Net cash provided by (used in) financing activities	(741,930)	71,874

Effect of exchange rate changes on cash	(13,214)	471
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,668	(506,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 77,280	$ 126,875

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 106,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015

NOTE 1.Description of Business

China Media Inc. (the “Company”, “China Media”) was incorporated in the State of Nevada.

The Company does not conduct any substantive operations of its own, rather, it conducts its primary business operations through Vallant Pictures Entertainment Co., Ltd., its wholly owned subsidiary incorporated under the laws of the British Virgin Islands, which in turn, conducts its business through Xi’an TV Media Co. Ltd. (“Xi’An TV”). Effective control over Xi’An TV was transferred to the Company through the series of contractual arrangements without transferring legal ownership in Xi’An TV. As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by Xi’An TV and was entitled to substantially all of the economic benefits of Xi’An TV.

Xi’An TV was incorporated in Xi’An, Shaan’Xi Province, People’s Republic of China (“PRC”) and is in the business of producing and developing television programming for the Chinese market.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media, Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2015 included in this document have been omitted.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. At June 30, 2015, Dean Li had advanced $1,012,703 to the Company, the Company repaid RMB 5 million (approximately $799,386) in July 2015 and received RMB 363,171 (approximately $57,456) in December 2015. As of December 31, 2015, the Company owed Dean Li $235,616. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

On June 16, 2014, the Company and Hangzhou Yanse Advertising Production Company (“Hangzhou Yanse”) entered into an agreement in production and distribution of the film “Dan Ta”. In July 2015, the cooperation between the Company and Hangzhou Yanse was terminated. Hangzhou Yanse refunded RMB 10 million (approximately $1,643,466) to the Company for part of its investments on July 30, 2015. The remaining investment of RMB 5 million (approximately $791,402) was subsequently made to Mr. Dean Li on behalf of the Company and received by the Company in November 2015.

NOTE 4. Film Costs

Film costs consist of the following:

	December 31, 2015	June 30, 2015
Completed and not released:
In development - Film	$770,333	$2,463,540
Film costs	$770,333	$2,463,540

The decrease of film costs is primarily due to the termination of film “DanTa” that was discussed in Note 3.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $799,386 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015.

NOTE 5. Prepaid and Other Assets

In November 2015, the Company entered into an agreement with Xi’an Lianying Network Culture Media Co., Ltd. to invest RMB 5 million (approximately $791,027 at the time of investment) in the advertising, promotion and publicizing of a new film that is under production. The prepayment was made in November 2015 and is non-refundable pursuant to the agreement.

NOTE 6. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected during the year ended June 30, 2015 and six months ended December 31, 2015. The outstanding balance was RMB 416,500 (approximately $64,168) as of December 31, 2015.

On June 13, 2014, the Company lent RMB 18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11M (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than December 31, 2015. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7M (approximately $1,078,466) as of December 31, 2015.

On July 1, 2014, the Company lent an additional RMB 3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and SHCC orally promised to pay off the loan before December 31, 2015. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. The outstanding balance was RMB 3M (approximately $462,200) as of December 31, 2015.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.77 million were reclassified to notes receivable as of December 31, 2015. No collection has been received as of the filing date.

Interest income for the six months ended December 31, 2015 and 2014 was $61,531 and $127,247, respectively, for the notes discussed above.

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

Results of Operations

Comparison of the six months ended December 31, 2015 and 2014:

	For the Six Months Ended December 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	133,553	143,180
Depreciation and amortization expense	1,056	10,232
Total operating expenses	134,609	153,412

Other income (expenses):
Interest income	61,714	127,393
Interest expense	(11,056)	(32,874)
Total other income	50,658	94,519

Net loss before income taxes	(83,951)	(58,893)
Income taxes	-	-
Net loss	$(83,951)	$(58,893)

Revenue and cost

We had no sales and cost for the six months ended December 31, 2015 and 2014.

Operating expenses

During the six months ended December 31, 2015 our total operating expenses were $134,609, a decrease of $18,803 as compared to $153,412 for the six months ended December 31, 2014. The changes are relevant to payroll expenses, rent expenses, amortization expenses, etc.

Net loss

For the six months ended December 31, 2015 we incurred a net loss of $83, 951. During the same period in 2014, we incurred a net loss of $58,893. This increase was the result of decrease in interest income of notes receivable and decrease in interest expense of due to related party.

Comparison of the three months ended December 31, 2015 and 2014:

	For the Three Months Ended December 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	97,015	100,871
Depreciation and amortization expense	573	5,125
Total operating expenses	97,588	105,996

Other income (expenses):
Interest income	(585)	64,210
Interest expense	(11,056)	(17,009)
Total other income (expenses)	(11,641)	47,201

Net loss before income taxes	(109,229)	(58,795)
Income taxes	-	-
Net loss	$(109,229)	$(58,795)

Revenue and cost

We had no sales and cost for the three months ended December 31, 2015 and 2014.

Operating expenses

During the three months ended December 31, 2015 our total operating expenses were $97,588, a slight decrease of $8,408 as compared to $105,996 for the three months ended December 31, 2014.The changes are relevant to rent expenses, amortization expenses, etc.

Net loss

For the three months ended December 31, 2015 we incurred a net loss of $109, 229. During the same period in 2014 we incurred a net loss of $58,795.This increase was the result of decrease in interest income of notes receivable and decrease in interest expense of due to related party.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31,
	2015	2014

Net cash provided by (used in) operating activities	$756,812	$(1,877,923)
Net cash provided by investing activities	-	1,299,207
Net cash provided by (used in) financing activities	(741,930)	71,874

Effect of exchange rate changes on cash and cash equivalents	(13,214)	471
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,668	(506,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,280	$126,875

As of December 31, 2015 we had cash of $77,280 in our bank accounts and a working capital surplus of $5,370,119.

For the six months ended December 31, 2015, we received net cash of $756,812 in operating activities, compared to net cash used in $1,877,923 in operating activities during the same period in fiscal 2014. The net cash provided by operating activities increase of $2,634,735 was mainly due to the increase in cash received from film costs.

During the six months ended December 31, 2014, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shaan’Xi HushiCulture Communication Company.

During the six months ended December 31, 2015, we used net cash of $741,930 in financing activities, compared to net cash received of $71,874 in financing activities during the same period in fiscal 2014. The decrease was mainly due to repaid short-term loan to a related party.

Our cash level increased by $1,668 during the six months ended December 31, 2015, compared to a decrease of $506,371 in the same period of 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 15, 2016	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)