Form 10-Q
period 2016-03-31
CHINA MEDIA INC.
filed 2016-05-16
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

[ ] Yes   [X] No

As of May 16, 2016, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2016

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and June 30, 2015
Consolidated Statements of Operations for the nine and three months ended March 31, 2016 and 2015 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2016	JUNE 30, 2015
Assets	Unaudited
Current Assets
Cash and cash equivalents	$ 57,182	$ 57,182
Accounts receivable, net of allowance of $37,811 and $39,773 at March 31, 2016 and June 30, 2015, respectively	1,246,918	1,320,457
Notes receivable	4,407,094	4,667,012
Prepaid and other receivable	220,039	227,683
Total current assets	5,931,233	6,290,764
Fixed assets, net	19,112	21,779
Film costs	775,446	2,463,540
Prepaid and other assets	775,446	-
Total assets	$ 7,501,237	$ 8,776,083
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,309	$ 9,682
Accrued liabilities and other payable	312,022	290,202
Due to related parties	237,180	1,012,703
Total current liabilities	558,511	1,312,587
Total liabilities	558,511	1,312,587
Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	398	398
Additional paid-in capital	11,254,312	11,241,231
Accumulated other comprehensive income	784,320	1,199,250
Accumulated deficit	(5,096,304)	(4,977,383)
Total stockholders' equity	6,942,726	7,463,496
Total liabilities and stockholders' equity	$ 7,501,237	$ 8,776,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, general and administrative	165,435	189,317	31,882	46,137
Depreciation and amortization expense	1,467	15,073	411	4,841
Total operating expenses	166,902	204,390	32,293	50,978

Other income (expense)
Interest income	61,062	190,178	(652)	62,785
Interest expense	(13,081)	(48,226)	(2,025)	(15,352)
Net loss before income taxes	(118,921)	(62,438)	(34,970)	(3,545)
Income taxes	-	4,739	-	4,739
Net loss	$ (118,921)	$ (67,177)	$ (34,970)	$ (8,284)

Comprehensive income (loss)
Net loss	(118,921)	(67,177)	(34,970)	(8,284)
Foreign currency translation gain (loss)	(414,930)	55,163	45,483	35,272
Comprehensive income (loss)	$ (533,851)	$ (12,014)	$ 10,513	$ 26,988

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR NINE MONTHS ENDED MARCH 31,
	2016	2015
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (118,921)	$ (67,177)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	13,081	48,226
Amortization expense	-	9,767
Depreciation expense	1,467	5,306
Changes in operating assets and liabilities:
Prepaid and other receivable	(787,159)	(57,118)
Accrued liabilities and other payable	38,307	(93,429)
Net change in film costs	1,598,772	(1,624,009)
Net cash provided by (used in) operating activities	$ 745,547	$ (1,778,434)

CASH FLOW INVESTING ACTIVITIES
Loans made to others	-	(487,203)
Collection of notes receivable	-	1,786,410
Net cash provided by investing activities	-	1,299,207

CASH FLOW FINANCING ACTIVITIES
Proceeds from related parities	57,456	78,076
Repayments to related parity	(799,386)	(132,669)
Net cash used in financing activities	(741,930)	(54,593)

Effect of exchange rate changes on cash	(22,047)	1,039
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,430)	(532,781)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 57,182	$ 100,465

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 106,906

NON CASH FINANCING AND INVESTING ACTIVITIES:
Reclassification from film cost to notes receivable	$ -	$ 2,929,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016

NOTE 1.Description of Business

China Media Inc. (the “Company”, “China Media”) was incorporated in the State of Nevada.

The Company does not conduct any substantive operations of its own; rather, it conducts its primary business operations through Vallant Pictures Entertainment Co., Ltd., its wholly owned subsidiary incorporated under the laws of the British Virgin Islands, which in turn, conducts its business through Xi’an TV Media Co. Ltd. (“Xi’An TV”). Effective control over Xi’An TV was transferred to the Company through the series of contractual arrangements without transferring legal ownership in Xi’An TV. As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by Xi’An TV and was entitled to substantially all of the economic benefits of Xi’An TV.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, The FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transaction of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, The FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. At June 30, 2015, Dean Li had advanced $1,012,703 to the Company, the Company repaid RMB 5 million (approximately $799,386) in July 2015 and received RMB 363,171 (approximately $57,456) in December 2015. As of March 31, 2016, the Company owed Dean Li $237,180. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

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

NOTE 4. Film Costs

Film costs consist of the following:

	March 31, 2016	June 30, 2015
Completed and not released:
In development - Film	$775,446	$2,463,540
Film costs	$775,446	$2,463,540

The decrease of film costs is primarily due to the termination of film “Dan Ta” that was discussed in Note 3.

In July 2015, the Company entered into an agreement to invested RMB 5 million (approximately $799,386 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015.

NOTE 5. Prepaid and Other Assets

In November 2015, the Company entered into an agreement with Xi’an Lianying Network Culture Media Co., Ltd. to invest RMB 5 million (approximately $791,027 at the time of investment) in the advertising, promotion and publicizing of a new film that is in the preparation stage. The prepayment was made in November 2015 and is non-refundable pursuant to the agreement. The prepayment will be amortized within the period of promotion process which will begin once the production of the film starts.

NOTE 6. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected during the year ended June 30, 2015 and nine months ended March 31, 2016. The outstanding balance was RMB 416,500 (approximately $64,595) as of March 31, 2016.

On June 13, 2014, the Company lent RMB 18M (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11M (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than March 31, 2016. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7M (approximately $1,085,625) as of March 31, 2016.

On July 1, 2014, the Company lent an additional RMB 3M (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. No collection has been received as of the filing date and SHCC orally promised to pay off the loan before March 31, 2016. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. The outstanding balance was RMB 3M (approximately $465,268) as of March 31, 2016.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB 18M (approximately $2.86M at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.79 million were reclassified to notes receivable as of March 31, 2016. No collection has been received as of the filing date.

Interest income for the nine months ended March 31, 2016 and 2015 was $60,835 and $189,936, respectively, for the notes discussed above.

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

Results of Operations

Comparison of the nine months ended March 31, 2016 and 2015:

	For the Nine Months Ended March 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	165,435	189,317
Depreciation and amortization expense	1,467	15,073
Total operating expenses	166,902	204,390

Other income (expenses):
Interest income	61,062	190,178
Interest expense	(13,081)	(48,226)
Total other income	47,981	141,952

Net loss before income taxes	(118,921)	(62,438)
Income taxes	-	4,739
Net loss	$(118,921)	$(67,177)

Revenue and cost

We had no sales and cost for the nine months ended March 31, 2016 and 2015.

Operating expenses

During the nine months ended March 31, 2016 our total operating expenses were $166,902, a decrease of $37,488 as compared to $204,390 for the nine months ended March 31, 2015. The changes are relevant to payroll expenses, rent expenses, amortization expenses, etc.

Net loss

For the nine months ended March 31, 2016 we incurred a net loss of $118,921. During the same period in 2015, we incurred a net loss of $67,177. This increase was the result of decrease in interest income of notes receivable and decrease in interest expense of due to related party.

Comparison of the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	31,882	46,137
Depreciation and amortization expense	411	4,841
Total operating expenses	32,293	50,978

Other income (expenses):
Interest income	(652)	62,785
Interest expense	(2,025)	(15,352)
Total other income (expenses)	(2,677)	47,433

Net loss before income taxes	(34,970)	(3,545)
Income taxes	-	4,739
Net loss	$(34,970)	$(8,284)

Revenue and cost

We had no sales and cost for the three months ended March 31, 2016 and 2015.

Operating expenses

During the three months ended March 31, 2016 our total operating expenses were $32,293, a slight decrease of $18,685 as compared to $50,978for the three months ended March 31, 2015.The changes are relevant to rent expenses, amortization expenses, etc.

Net loss

For the three months ended March 31, 206 we incurred a net loss of $34,970. During the same period in 2015 we incurred a net loss of $8,284.This increase was the result of decrease in interest income of notes receivable and decrease in interest expense of due to related party.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31,
	2016	2015

Net cash provided by (used in) operating activities	$745,547	$(1,778,434)
Net cash provided by investing activities	-	1,299,207
Net cash used in financing activities	(741,930)	(54,593)

Effect of exchange rate changes on cash and cash equivalents	(22,047)	1,039
NET CHANGE IN CASH	(18,430)	(532,781)
CASH AT BEGINNING OF PERIOD	75,612	633,246
CASH AT END OF PERIOD	$57,182	$100,465

As of March 31, 2016 we had cash of $57,182 in our bank accounts and a working capital surplus of $5,372,722.

For the nine months ended March 31, 2016, we received net cash of $745,547 in operating activities, compared to net cash used in $1,778,434 in operating activities during the same period in fiscal 2015. The net cash provided by operating activities increase of $2,523,981 was mainly due to the increase in cash received from film costs.

During the nine months ended March 31, 2015, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shaan’Xi Hushi Culture Communication Company.

During the nine months ended March 31, 2016, we used net cash of $741,930 in financing activities, compared to $54,593 in financing activities during the same period in fiscal 2015. The increase in net cash used in financing activities was mainly due to repayments of loans to a related party.

Our cash level decreased by $18,430 during the nine months ended March 31, 2016, compared to a decrease of $532,781 in the same period of 2015. The changes in cash were a result of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 16, 2016	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)