Form 10-Q/A
period 2016-03-31
CHINA MEDIA INC.
filed 2016-05-25
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to the

FORM 10-Q/A

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
Item 6. Exhibits

 Explanatory Note:

This Amendment No.1 to the Form 10-Q for the quarter ended March 31, 2016 is to amend the “Cash and cash equivalents” as of June 30, 2015 on the balance sheets to  “ $75,612”.

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
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2016	JUNE 30, 2015
Assets	Unaudited
Current Assets
Cash and cash equivalents	$ 57,182	$ 75,612
Accounts receivable, net of allowance of $37,811 and $39,773 at March 31, 2016 and June 30, 2015, respectively	1,246,918	1,320,457
Notes receivable	4,407,094	4,667,012
Prepaid and other receivable	220,039	227,683
Total current assets	5,931,233	6,290,764
Fixed assets, net	19,112	21,779
Film costs	775,446	2,463,540
Prepaid and other assets	775,446	-
Total assets	$ 7,501,237	$ 8,776,083
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,309	$ 9,682
Accrued liabilities and other payable	312,022	290,202
Due to related parties	237,180	1,012,703
Total current liabilities	558,511	1,312,587
Total liabilities	558,511	1,312,587
Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	398	398
Additional paid-in capital	11,254,312	11,241,231
Accumulated other comprehensive income	784,320	1,199,250
Accumulated deficit	(5,096,304)	(4,977,383)
Total stockholders' equity	6,942,726	7,463,496
Total liabilities and stockholders' equity	$ 7,501,237	$ 8,776,083

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 24, 2016	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)