Form 10-K
period 2016-06-30
CHINA MEDIA INC.
filed 2016-09-29
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 (11,243,000) was $2,552, 161 based on a $0.227 closing price for the Common Stock on December 31, 2015. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 29, 2016.

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2016 and 2015.

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

The range of high and low bid quotations by quarters from July 1, 2014 through June 30, 2016 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2016 to 06/30/2016	$ 0.227	$ 0.227
01/01/2016 to 03/31/2016	$ 0.227	$ 0.227
10/01/2015 to 12/31/2015	$ 0.227	$ 0.227
07/01/2015 to 09/30/2015	$ 0.227	$ 0.227

04/01/2015 to 06/30/2015	$ 0.226	$ 0.226
01/01/2015 to 03/31/2015	$ 0.226	$ 0.226
10/01/2014 to 12/31/2014	$ 0.226	$ 0.226
07/01/2014 to 09/30/2014	$ 0.226	$ 0.010

Holders

As of September 29, 2016 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2016 and as of September 29, 2016 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2016.

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

Liquidity and Capital Resources

For the years ended June 30, 2016 and June 30, 2015

As of June 30, 2016 we had $37,190 in cash, current assets of $2,936,024, current liabilities of $568,060 and working capital of $2,367,964. As of June 30, 2015 we had $75,612 in cash, current assets of $6,290,764, current liabilities of $1,312,587 and working capital of $4,978,177. As of June 30, 2016 we had total assets of $4,459,420, compared to total assets of $8,776,083 as of June 30, 2015.

During the year ended June 30, 2016, we received net cash of $687,453 from operating activities, compared to net cash used of $1,810,626 in operating activities during the year ended June 30, 2015. The net cash provided by operating activities increase of $2,498,079 was mainly due to the increase in cash received from the refund of film costs.

During the year ended June 30, 2016, there was no cash generated from investing activities. During the year ended June 30, 2015, we received net cash of $1,299,207 from investing activities, including $1,786,410 collection of notes receivable and $487,203 loan made to other third party – Shaan’Xi Hushi Culture Communication Company.

During the year ended June 30, 2016, we used net cash of $698,209 in financing activities, compared to $47,585 in financing activities during the year ended June 30, 2015. The increase in net cash used in financing activities was mainly due to repayment of loans to a related party.

Our net cash level decreased by $38,422 during the year ended June 30, 2016, compared to a decrease of $557,634 during the year ended June 30, 2015. The changes in cash were a result of the factors described above.

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

We estimate that our expenses over the next 12 months (beginning October 2016) will be approximately $11,650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2016 and 2015:

	For The Years Ended June 30
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	3,046,255	229,807
Depreciation and amortization expense	1,880	16,257
Total operating expenses	3,048,135	246,064

Other income (expenses):
Interest income	258	254,113
Interest expense	(16,570)	(62,187)
Total other income (expenses)	(16,312)	191,926

Net loss before income taxes	(3,064,447)	(54,138)
Income taxes benefit	-	(54,029)
Net loss	$(3,064,447)	$(109)

Revenues and cost

We had no sales and cost for the years ended June 30, 2016 and 2015.

Operating Expenses

During the year ended June 30, 2016 our total operating expenses were $3,048,135, an increase of $2,802,071 as compared to $246,064 for the year ended June 30, 2015. The main increase was relevant to increase in bad debt expenses. During the year ended June 30, 2016, we accrued approximately $2.8 million bad debt allowance for notes receivable and accounts receivable based on its estimated collectability.

Net Income

For the year ended June 30, 2016 we incurred a net loss of $3,064,447, as compared to a net loss of $109 for the year ended June 30, 2015, an increase of $3,064,338. This increase was primarily due to the increase in bad debt expenses.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended June 30, 2016 and 2015, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015
Notes to the Consolidated Financial Statements

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of the Company referred to above present fairly, in all material respects, the financial position of China Media Inc. and its subsidiaries as of June 30, 2016 and 2015 and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 29, 2016

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2016	JUNE 30, 2015
Assets
Current assets
Cash and cash equivalents	$ 37,190	$ 75,612
Accounts receivable, net of allowance of $641,810 and $39,773 at June 30, 2016 and 2015, respectively	605,112	1,320,457
Notes receivable, net of allowance of $2,138,702 and $0 at June 30, 2016 and 2015, respectively	2,138,702	4,667,012
Prepaid and other receivable	155,020	227,683
Total current assets	2,936,024	6,290,764

Fixed assets, net	18,142	21,779
Film costs	752,627	2,463,540
Prepaid and other assets	752,627	-

Total assets	$ 4,459,420	$ 8,776,083

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,122	$ 9,682
Accrued liabilities and other payable	286,437	290,202
Due to related party	272,501	1,012,703
Total current liabilities	568,060	1,312,587
Total liabilities	568,060	1,312,587

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2016 and 2015	$ 398	$ 398
Additional paid-in capital	11,257,801	11,241,231
Accumulated other comprehensive income	674,991	1,199,250
Accumulated deficit	(8,041,830)	(4,977,383)
Total stockholders' equity	3,891,360	7,463,496

Total liabilities and stockholders' equity	$ 4,459,420	$ 8,776,083

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2016	2015

Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-

Selling, general and administrative	3,046,255	229,807
Depreciation and amortization expense	1,880	16,257
Total operating expenses	3,048,135	246,064

Other income (expense)
Interest income	258	254,113
Interest expense	(16,570)	(62,187)
Net loss before income taxes	(3,064,447)	(54,138)
Income taxes benefit	-	(54,029)
Net loss	$ (3,064,447)	$ (109)

Comprehensive income
Net loss	(3,064,447)	(109)
Foreign currency translation gain (loss)	(524,259)	80,289
Comprehensive income (loss)	$ (3,588,706)	$ 80,180

Net loss per common share, basic and diluted	$ (0.08)	$ (0.00)
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount

Balance, June 30, 2014	39,750,000	$ 398	$ 11,179,044	$ 1, 118,961	$ (4,977,274)	$ 7,321,129

Foreign currency translation	-	-	-	80,289	-	80,289

Imputed interest on related party loan	-	-	62,187	-	-	62,187

Net loss	-	-	-	-	(109)	(109)

Balance, June 30, 2015	39,750,000	398	$ 11,241,231	$ 1,199,250	$ (4,977,383)	$ 7,463,496

Foreign currency translation adjustment	-	-	-	(524,259)	-	(524,259)

Imputed interest on related party loan	-	-	16,570	-	-	16,570

Net loss	-	-	-	-	(3,064,447)	(3,064,447)

Balance, June 30, 2016	39,750,000	398	$ 11,257,801	$ 674,991	$ (8,041,830)	$ 3,891,360

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

FOR THE YEARS ENDED JUNE 30,
2016	2015
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (3,064,447)	$ (109)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	16,570	62,187
Amortization expense	-	9,787
Depreciation expense	1,880	6,468
Bad debt expense	2,835,979	-
Changes in operating assets and liabilities:
Prepaid and other receivable	(722,449)	(179,517)
Accrued liabilities and other payable	21,148	(85,433)
Net change in film costs	1,598,772	(1,624,009)
Net cash provided by (used in) operating activities	687,453	(1,810,626)

CASH FLOWS INVESTING ACTIVITIES
Loans made to others	-	(487,203)
Collection of notes receivable	-	1,786,410
Net cash provided by investing activities	-	1,299,207

CASH FLOWS FINANCING ACTIVITIES
Repayments to related parties	(799,386)	(132,669)
Proceeds from related parties	101,177	85,084
Net cash used in financing activities	(698,209)	(47,585)

Effect of exchange rate changes on cash and cash equivalents	(27,666)	1,370
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,422)	(557,634)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	75,612	633,246
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 37,190	$ 75,612

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 111,655

NON-CASH TRANSACTIONS
Reclassification from film costs to notes receivable	$ -	$ 2,929,158

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

China Media Inc. (“we”, “our”, the “Company”, “China Media”), formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

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

Xi’An TV was incorporated in Xi’An, Shaan’Xi Province, People’s Republic of China (“PRC”) and is in the business of investing, producing and developing film and television programming for the Chinese market.

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

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Intangible assets with finite lives are amortized over their estimated useful lives to a company and are reviewed for impairment in accordance with U.S. GAAP. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful economic lives of 10 years and the amortization expenses for the years ended June 30, 2016 and 2015 were $0 and $9,787, respectively.

Impairment of Long-Lived Assets

The Company reviews its long lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

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

The Company adopted the accounting standard for uncertainty in income taxes which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction).

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2016	6.6434	6.4275
Year ended June 30, 2015	6.0888	6.1298

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2016 and 2015, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3. Accounts Receivable

	June 30,
	2016	2015
Accounts receivable	$1,246,922	$1, 360,230
Bad debt allowance	(641,810)	(39,773)
Accounts receivable, net	$ 605,112	$1,320,457

The bad debt allowance recorded for the years ended June 30, 2016 and 2015 was $625,438 and $0, respectively.

NOTE 4. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners.

The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected during the years ended June 30, 2015 and 2016. As of June 30, 2016, an allowance of RMB 208,250 (approximately $32,400) was reserved by the Company against the note receivable.

On June 13, 2014, the Company lent RMB 18 million (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11 million (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than December 31, 2016. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7 million (approximately $1,089,070) as of June 30, 2016, and an allowance of RMB 3.5 million (approximately $544,535) was reserved by the Company against the note receivable.

On July 1, 2014, the Company lent an additional RMB 3 million (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. No collection on principal has been received as of June 30, 2016 and SHCC orally promised to pay off the loan before December 31, 2016. An allowance of RMB 1.5 million (approximately $233,372) was reserved by the Company against the note receivable as of June 30, 2016.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment at RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.8 million were reclassified to notes receivable. Since no repayment was collected as of June 30, 2016, the Company reserved RMB 9 million (approximately $1,400,234) against the notes receivable.

Interest income for the years ended June 30, 2016 and 2015 was $0 and $254,113, respectively, for the notes discussed above.

NOTE 5. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2016	2015
Electronic Equipment	$163,591	$178,491
Communication Equipment	644	703
Machinery Equipment	87,898	95,904
Automobiles	48,040	52,416
Office Furniture	2,242	2,446
	302,415	329,960
Less: Accumulated depreciation	(284,273)	(308,181)
Fixed assets, net	$ 18,142	$ 21,779

Depreciation expense for the years ended June 30, 2016 and 2015 was $1,880 and $6,468, respectively.

NOTE 6. Film Costs

Film costs consist of the following:

	June 30,
	2016	2015
Completed and not released:
In development - Film	$ 752,627	$2,463,540
Film costs	$ 752,627	$2,463,540

The decrease of film costs is primarily due to the termination of film “Dan Ta”. On June 16, 2014, the Company and Hangzhou Yanse Advertising Production Company (“Hangzhou Yanse”) entered into an agreement in production and distribution of the film “Dan Ta”. In July 2015, the cooperation between the Company and Hangzhou Yanse was terminated. Hangzhou Yanse refunded RMB 10 million (approximately $1,643,466) to the Company for part of its investments on July 30, 2015. The remaining investment of RMB 5 million (approximately $791,402) was subsequently made to Mr. Dean Li on behalf of the Company and received by the Company in November 2015.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd., a related party, and the payment was made in August 2015.

NOTE 7. Prepaid and Other Assets

In November 2015, the Company entered into an agreement with Xi’an Lianying Network Culture Media Co., Ltd. to invest RMB 5 million (approximately $752,627) in the advertising, promotion and publicizing of a new film that is in the preparation stage. The prepayment was made in November 2015 and is non-refundable pursuant to the agreement. The prepayment will be amortized within the period of promotion process which will begin once the production of the film starts.

NOTE 8. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of June 30, 2016 and 2015, the Company owed Dean Li $272,501 and $1,012,703, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interests in Beijing Huaxia Star Media Co., Ltd.

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

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. The Company’s income taxes for the years ended June 30, 2016 and 2015 were $0 and $(54,029), respectively.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2016	2015
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	-28.3%	-39.1%
Tax refund	0%	108.6%
Effect of expenses not deductible for tax purposes	3.3%	5.3%
Effective tax rate	0%	99.8%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2016	June 30, 2015
Deferred tax assets
Net operating losses	$ 126,491	$ 21,147
Total deferred income tax assets	126,491	21,147
Less: Valuation allowance	(126,491)	(21,147)
Net deferred income tax assets	$ -	$ -

The Company has net taxable operating loss carry forwards of approximately $505,965 for the year ended June 30, 2016. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that not all of the deferred income tax assets will be realized. For conservative purpose, a full valuation allowance has been established for deferred income tax assets as of June 30, 2016.

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

NOTE 10. Commitments and Contingencies

In November 2011, the Company entered into a lease agreement to lease its main office for a monthly rent of RMB 11,167 (approximately $1,737). The lease had a term of one year and expired on December 31, 2012. On January 1, 2013 and 2014, the Company renewed the lease for another year with the lease term remaining unchanged. On January 1, 2015, the Company renewed this lease for another three years with the lease term remaining unchanged.

The Company’s commitments for minimum lease payments under the non-cancelable operating leases are as follows:

For The Years Ended June 30,
2017	$20,849
2018	10,425

Total:	$31,274

Rent expense for the years ended June 30, 2016 and 2015 was $27,887 and $28,938, respectively.

NOTE 11. Subsequent Events

In September 2016, the Company received payments in the amount of RMB 100,000 (approximately $15,053) each from Zhongshi Fengde and SHCC as repayments of the notes they borrowed as described in Note 4.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2016.

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

As of June 30, 2016, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there are two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such as that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to 1) the lack of control procedures designed to ensure all the related parties and relationships and the transactions with related parties are identified and properly authorized and approved, 2) the lack of control in place to review the collectability of receivables and to access the necessity to reserve any uncollected amounts.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above there were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

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

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2016 2015	$9,985 $7,079	None None	$9,985 $7,079

Ruijuan Hou, Current Chief Financial Officer and Treasurer	2016 2015	$0 $0	None None	$0 $0

Shuncheng Ma, Former Chief Financial Officer and Treasurer	2016 2015	$0 $3,312	None None	$0 $3,312

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2016, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2016, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2016 and June 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2016.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2016.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 19, 2016, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 18, 2013 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	5,000,000	12.57%
	All Others as a Group	25,509,000	64.17%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director.
(3)
Based on 39,750,000 issued and outstanding shares of our common stock as of September 19, 2016.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. At June 30, 2015, Dean Li had advanced $1,012,703 to the Company. During the year ended June 30, 2016, the Company repaid RMB 5 million (approximately $799,386) and received additional borrowings in the amount of RMB 363,171 (approximately $57,456) and RMB 281,019 (approximately $43,721) from Dean Li in December 2015 and June 2016, respectively. As of June 30, 2016, the Company owed Dean Li $272,501. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interests in Beijing Huaxia Star Media Co., Ltd.

Director Independence

Our securities are quoted on the OTC Pink which does not have any director independence requirements. At the moment, none could be considered an independent director under most definitions of “independence”.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2016 and for fiscal year ended June 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30
	2016	2015
Audit Fees	$ 68,000	$ 68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 68,000	$ 68,000

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

CHINA MEDIA INC.

Date: September 29, 2016	/s/Dean Li
Dean Li
Chief Executive Officer