Form 10-Q
period 2016-09-30
CHINA MEDIA INC.
filed 2016-11-18
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[ ] Yes   [X] No

As of November 17, 2016, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2016

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016
Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	30-Sep-16	30-Jun-16
Assets	Unaudited
Current assets
Cash and cash equivalents	$26,524	$37,190
	602,753	605,112
Accounts receivable, net of allowance of $639,308 and $641,810 at September 30, 2016 and June 30, 2016, respectively
Notes receivable, net of allowance of $2,130,364 and $2,138,702 at September 30, 2016 and June 30, 2016, respectively	2,100,376	2,138,702
Prepaid and other receivable	154,611	155,020
Total current assets	2,884,264	2,936,024

Fixed assets, net	17,665	18,142
Film costs	749,693	752,627
Prepaid and other assets	749,693	752,627

Total assets	$4,401,315	$4,459,420

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,098	$9,122
Accrued liabilities and other payable	282,851	286,437
Due to related parties	271,439	272,501
Total current liabilities	563,388	568,060

Total liabilities	563,388	568,060

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2016 and June 30, 2016	398	398
Additional paid-in capital	11,261,908	11,257,801
Accumulated other comprehensive income	659,826	674,991
Accumulated deficit	-8,084,205	-8,041,830
Total stockholders' equity	3,837,927	3,891,360

Total liabilities and stockholders' equity	$4,401,315	$4,459,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015

Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-

Selling, general and administrative	37,833	36,538
Depreciation and amortization expense	406	483
Total operating expenses	38,239	37,021

Other income (expense)
Interest income	-	62,299
Interest expense	-4,136	-
Net income (loss) before income taxes	-42,375	25,278
Income taxes	-	-
Net income (loss)	-42,375	25,278

Comprehensive loss
Net income (loss)	-42,375	25,278
Foreign currency translation loss	-15,165	-311,801
Comprehensive loss	($57,540)	($286,523)

Net income (loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015
CASH FLOWS OPERATING ACTIVITIES
Net income (loss)	$ (42,375)	$ 25,278
Adjustments to reconcile net income (loss)to net cash provided by (used in)
operating activities:
Imputed interest	4,107	-
Depreciation expense	406	483
Changes in operating assets and liabilities:
Prepaid and other receivable	(195)	4,466
Accrued liabilities and other payable	(2,471)	12,807
Due from related party	-	(799,386)
Net change in film costs		1,598,772
Net cash provided by (used in) operating activities	(40,528)	842,420

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	30,004	-
Net cash provided by investing activities	30,004	-

CASH FLOW FINANCING ACTIVITIES
Repayments to related party	-	(799,386)
Net cash used in financing activities	-	(799,386)

Effect of exchange rate changes on cash	(142)	(12,520)
NET CHANGE IN CASH	(10,666)	30,514
CASH AT BEGINNING OF THE PERIOD	37,190	75,612
CASH AT END OF THE PERIOD	$26,524	$106,126

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media Inc. (“We” or the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2016 included in this document have been omitted.

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

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company.  As of September 30, 2016 and June 30, 2016, the Company owed Dean Li $271,439 and $272,501, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 5.94-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of September 30, 2016, the film is still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 4. Accounts Receivable

	September 30, 2016	June 30, 2016
Accounts receivable	$ 1,242,061	$ 1,246,922
Bad debt allowance	(639,308)	(641,810)

Accounts receivable, net	$ 602,753	$ 605,112

NOTE 5. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2015. No repayment was collected during the year ended June 30, 2016. As of September 30, 2016, an allowance of RMB 208,250 (approximately $31,225) was reserved by the Company against the note receivable.

On June 13, 2014, the Company lent RMB 18 million (approximately $2,931,119) to Shaan’Xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11 million (approximately $1,786,410) and SHCC orally promised to pay off the remaining balance no later than December 31, 2016. On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7 million (approximately $1,049,570) as of September 30, 2016 and an allowance of RMB 3.5 million (approximately $524,784) was reserved by the Company against the note receivable.

On July 1, 2014, the Company lent an additional RMB 3 million (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from SHCC. An allowance of RMB 1.5 million (approximately $224,908) was reserved by the Company against the note receivable as of September 30, 2016.

On November 30, 2012, the Company entered into an agreement with ZhongshiFengde to co-purchase copyrights of two TV series with the Company’s total investment at RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.8 million were reclassified to notes receivable. Since no repayment was collected as of June30, 2016, the Company reserved RMB 9 million (approximately $1,349,447) against the notes receivable. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from Zhongshi Fengde.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015:

	For Three Months Ended September 30,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	37,833	36,538
Depreciation and amortization expenses	406	483
Total operating expenses	38,239	37,021

Other income (expenses):
Interest income	-	62,299
Interest expense	(4,136)	-
Total other income (expenses)	(4,136)	62,299

Net income (loss) before income taxes	(42,375)	25,278
Income taxes	-	-
Net income (loss)	$(42,375)	$25,278

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2016 and 2015.

Operating expenses

During the three months ended September 30, 2016, our total operating expenses were $38,239, a slight increase of $1,218 as compared to $37,021 for the three months ended September 30, 2015. The main increase was relevant to increase in payroll expenses.

Net income (loss)

For the three months ended September 30, 2016 we incurred a net loss of $42,375. During the same period of 2015 we earned a net income of $25,278.This decrease mainly was the result of decrease in interest income of notes receivable.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2016	2015

Net cash provided by (used in) operating activities	$(40,528)	$842,420
Net cash provided by investing activities	30,004	-
Net cash used in financing activities	-	(799,386)
Effect of exchange rate changes on cash and cash equivalents	(142)	(12,520)
NET CHANGE IN CASH	(10,666)	30,514
CASH AT BEGINNING OF PERIOD	37,190	75,612
CASH AT END OF PERIOD	$26,524	$106,126

As of September 30, 2016 we had cash of $26,524 in our bank accounts and a working capital surplus of $2,320,876.

For the three months ended September 30, 2016, we used net cash of $40,528 in operating activities, compared to net cash received of 842,420 in operating activities during the same period of 2015. The net cash provided by operating activities decrease of $882,948 was mainly due to the decreases in cash received from film costs.

During the three months ended September 30, 2016, we received net cash of $30,004 from investing activities, which came from collection of notes receivable.

During the three months ended September 30, 2016, there was no cash used in financing activities, compared to $799,386 in financing activities during the same period in fiscal 2015. The decrease in net cash used in financing activities was mainly due to decrease in short-term loan from a related party.

Our cash level decreased by $10,666 during the three months ended September 30, 2016, compared to an increase of $30,514 in the same period of 2015.The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 201610-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2016.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

Except as discussed above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that occurred during the quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 17, 2016	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)