Form 10-Q
period 2016-12-31
CHINA MEDIA INC.
filed 2017-02-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

[ ] Yes   [X] No

As of February 10, 2017, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2016

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and June 30, 2016
Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2016	JUNE 30, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 7,052	$ 37,190
Accounts receivable, net of allowance of $614,053 and $641,810 at December 31, 2016 and June 30, 2016, respectively	578,942	605,112
Notes receivable, net of allowance of $2,046,207 and $2,138,702 at December 31, 2016 and June 30, 2016, respectively	2,017,404	2,138,702
Prepaid and other receivable	148,139	155,020
Total current assets	2,751,537	2,936,024

Fixed assets, net	16,577	18,142
Film costs	720,077	752,627
Prepaid and other assets	720,077	752,627

Total assets	$ 4,208,268	$ 4,459,420

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 8,857	$ 9,122
Accrued liabilities and other payable	283,884	286,437
Due to related parties	325,633	272,501
Total current liabilities	618,374	568,060

Total liabilities	618,374	568,060

Stockholders' equity

Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2016 and June 30, 2016	398	398
Additional paid-in capital	11,265,945	11,257,801
Accumulated other comprehensive income	510,393	674,991
Accumulated deficit	(8,186,842)	(8,041,830)
Total stockholders' equity	3,589,894	3,891,360

Total liabilities and stockholders' equity	$ 4,208,268	$ 4,459,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, general and administrative	140,349	133,553	102,516	97,015
Depreciation and amortization expense	802	1,056	396	573
Total operating expenses	141,151	134,609	102,912	97,588

Other income (expense)
Interest income	-	61,714	-	-
Interest expense	(8,174)	(11,056)	(4,038)	(11,641)
Other income	4,313	-	4,313	-
Net loss before income taxes	(145,012)	(83,951)	(102,637)	(109,229)
Income taxes	-	-	-	-
Net loss	$ (145,012)	$ (83,951)	$ (102,637)	$ (109,229)

Comprehensive loss
Net loss	(145,012)	(83,951)	(102,637)	(109,229)
Foreign currency translation loss	(164,598)	(460,413)	(149,433)	(148,612)
Comprehensive loss	$ (309,610)	$ (544,364)	$ (252,070)	$ (257,841)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2016	2015
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (145,012)	$ (83,951)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	8,144	11,056
Depreciation expense	802	1,056
Changes in operating assets and liabilities:
Prepaid and other receivable	181	(795,768)
Accrued liabilities and other payable	10,119	25,647
Net change in film costs	-	1,598,772
Net cash provided by (used in) operating activities	(125,766)	756,812

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	30,004	-
Net cash provided by investing activities	30,004	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	66,785	57,456
Repayments to related party	-	(799,386)
Net cash provided by (used in) financing activities	66,785	(741,930)

Effect of exchange rate changes on cash	(1,161)	(13,214)
NET CHANGE IN CASH	(30,138)	1,668
CASH AT BEGINNING OF THE PERIOD	37,190	75,612
CASH AT END OF THE PERIOD	$7,052	$77,280

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2016

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2016 have been omitted.

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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The amendments in this ASU is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of December 31, 2016 and June 30, 2016, the Company owed Dean Li $325,633 and $272,501, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.60-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of December 31, 2016, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 4. Notes Receivable, Net

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“ZhongshiFengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2015. No repayment was collected during the year ended June 30, 2016. As of December 31, 2016, an allowance of RMB 208,250 (approximately $29,991) was reserved by the Company against the note receivable.

On June 13, 2014, the Company lent RMB 18 million (approximately $2,931,119) to Shaan’xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11 million (approximately $1,786,410). On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7 million (approximately $1,008,108) as of December 31, 2016 and an allowance of RMB 3.5 million (approximately $504,054) was reserved by the Company against the note receivable.

On July 1, 2014, the Company lent an additional RMB 3 million (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from SHCC. An allowance of RMB 1.5 million (approximately $216,023) was reserved by the Company against the note receivable as of December 31, 2016.

On November 30, 2012, the Company entered into an agreement with ZhongshiFengde to co-purchase copyrights of two TV series with the Company’s total investment at RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to ZhongshiFengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.8 million were reclassified to notes receivable. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from ZhongshiFengde. As of December 31, 2016, the Company reserved RMB 9 million (approximately $1,296,139) against the notes receivable.

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

Results of Operations

Comparison of the six months ended December 31, 2016 and 2015:

	For Six Months Ended December 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	140,349	133,553
Depreciation and amortization expenses	802	1,056
Total operating expenses	141,151	134,609

Other income (expenses):
Interest income	-	61,714
Interest expense	(8,174)	(11,056)
Other income	4,313	-
Total other income (expenses)	(3,861)	50,658

Net loss before income taxes	(145,012)	(83,951)
Income taxes	-	-
Net loss	$(145,012)	$(83,951)

Revenue and Cost

We had no sales and cost for the six months ended December 31, 2016 and 2015.

Operating expenses

During the six months ended December 31, 2016, our total operating expenses were $141,151, as light increase of $6,542 as compared to $134,609 for the six months ended December 31, 2015. The main increase was relevant to increase in payroll expenses.

Net loss

Our net loss increased by $61,061 or 73% for the six months ended December 31, 2016 as compared to the same period of 2015.This increase mainly was the result of decrease in interest income of notes receivable.

Comparison of the three months ended December 31, 2016 and 2015:

	For Three Months Ended December 31,
	2016	2015

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	102,516	97,015
Depreciation and amortization expenses	396	573
Total operating expenses	102,912	97,588

Other income (expenses):
Interest expense	(4,038)	(11,641)
Other income	4,313	-
Total other income (expenses)	275	(11,641)

Net loss before income taxes	(102,637)	(109,229)
Income taxes	-	-
Net loss	$(102,637)	$(109,229)

Revenue and Cost

We had no sales and cost for the three months ended December 31, 2016 and 2015.

Operating expenses

During the three months ended December 31, 2016, our total operating expenses were $102,912, a slight increase of $5,324 as compared to $97,588 for the three months ended December 31, 2015. The main increase was relevant to increase in payroll expenses.

Net loss

Our net loss decreased by $6,592 or 6% for the three months ended December 31, 2016 as compared to the same period of 2015. This decrease mainly was the result of decrease in interest expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2016	2015

Net cash provided by (used in) operating activities	$(125,766)	$756,812
Net cash provided by investing activities	30,004	-
Net cash provided by (used in)financing activities	66,785	(741,930)
Effect of exchange rate changes on cash and cash equivalents	(1,161)	(13,214)
NET CHANGE IN CASH	(30,138)	1,668
CASH AT BEGINNING OF PERIOD	37,190	75,612
CASH AT END OF PERIOD	$7,052	$77,280

As of December 31, 2016 we had cash of $7,052 in our bank accounts and a working capital surplus of $2,133,163.

For the six months ended December 31, 2016, we used net cash of $125,766 in operating activities, compared to net cash received of 756,812 in operating activities during the same period of 2015. The decrease of $882,578 for net cash provided by operating activities was mainly due to the decrease in cash received from film costs.

During the six months ended December 31, 2016, we received net cash of $30,004 from investing activities, which was from collection of notes receivable.

During the six months ended December 31, 2016, we received net cash of $66,785 from financing activities, compared to net cash used of $741,930 in financing activities during the same period in fiscal 2015. The increase in net cash provided by financing activities was mainly due to the fact that there were no repayments of short-term loan to a related party, rather the Company received advances from a related party during the period.

Our cash level decreased by $30,138 during the six months ended December 31, 2016, compared to an increase of $1,668 in the same period of 2015.The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2016.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 14, 2017	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)