Form 10-Q
period 2017-03-31
CHINA MEDIA INC.
filed 2017-05-15
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

[ ] Yes   [X] No

As of May 11, 2017, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2017

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016
Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	JUNE 30, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 8,686	$ 37,190
Accounts receivable, net of allowance of $618,794 and $641,810 at March 31, 2017 and June 30, 2016, respectively	583,412	605,112
Notes receivable, net of allowance of $2,062,006 and $2,138,702 at March 31, 2017 and June 30, 2016, respectively	2,032,980	2,138,702
Prepaid and other receivable	149,573	155,020
Total current assets	2,774,651	2,936,024

Fixed assets, net	16,326	18,142
Film costs	725,637	752,627
Prepaid and other assets	725,637	752,627

Total assets	$ 4,242,251	$ 4,459,420

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 8,902	$ 9,122
Accrued liabilities and other payable	298,427	286,437
Due to related party	354,441	272,501
Total current liabilities	661,770	568,060

Total liabilities	661,770	568,060

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2017 and June 30, 2016	398	398
Additional paid-in capital	11,269,722	11,257,801
Accumulated other comprehensive income	537,710	674,991
Accumulated deficit	(8,227,349)	(8,041,830)
Total stockholders' equity	3,580,481	3,891,360

Total liabilities and stockholders' equity	$ 4,242,251	$ 4,459,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016	2017	2016

Revenues	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, general and administrative	176,692	165,435	36,343	31,882
Depreciation and amortization expense	1,181	1,467	379	411
Total operating expenses	177,873	166,902	36,722	32,293

Other income (expense)
Interest income	-	61,062	-	-
Interest expense	(11,959)	(13,081)	(3,785)	(2,677)
Other income	4,313	-	-	-
Net loss before income taxes	(185,519)	(118,921)	(40,507)	(34,970)
Income taxes	-	-	-	-
Net loss	$ (185,519)	$ (118,921)	$ (40,507)	$ (34,970)

Comprehensive loss
Net loss	(185,519)	(118,921)	(40,507)	(34,970)
Foreign currency translation adjustment	(137,281)	(414,930)	27,317	45,483
Comprehensive income (loss)	$ (322,800)	$ (533,851)	$ (13,190)	$ 10,513

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE MONTHS ENDED MARCH 31,
	2017	2016
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (185,519)	$ (118,921)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	11,921	13,081
Depreciation expense	1,181	1,467
Changes in operating assets and liabilities:
Prepaid and other receivable	(114)	(787,159)
Accrued liabilities and other payable	22,575	38,307
Net change in film costs	-	1,598,772
Net cash provided by (used in) operating activities	(149,956)	745,547

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	30,004	-
Net cash provided by investing activities	30,004	-

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party advances	93,628	57,456
Repayments of related party advances	-	(799,386)
Net cash provided by (used in) financing activities	93,628	(741,930)

Effect of exchange rate changes on cash	(2,180)	(22,047)
NET CHANGE IN CASH	(28,504)	(18,430)
CASH AT BEGINNING OF THE PERIOD	37,190	75,612
CASH AT END OF THE PERIOD	$8,686	$57,182

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

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

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The amendments in this ASU is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company.  As of March 31, 2017 and June 30, 2016, the Company owed Dean Li $354,441 and $272,501, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67%-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of March 31,

2017, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 4. Notes Receivable, Net

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2015. No repayment was collected during the year ended June 30, 2016. As of March 31, 2017, an allowance of RMB 208,250 (approximately $30,223) was reserved by the Company against the note receivable.

On June 13, 2014, the Company lent RMB 18 million (approximately $2,931,119) to Shaan’xi Hushi Culture Communication Company (SHCC), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11 million (approximately $1,786,410). On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7 million (approximately $1,015,891) as of March 31, 2017 and an allowance of RMB 3.5 million (approximately $507,946) was reserved by the Company against the note receivable.

On July 1, 2014, the Company lent an additional RMB 3 million (approximately $487,203) to SHCC with three months term. Based on the agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from SHCC. An allowance of RMB 1.5 million (approximately $217,691) was reserved by the Company against the note receivable as of March 31, 2017.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment at RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.8 million were reclassified to notes receivable. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from Zhongshi Fengde. As of March 31, 2017, the Company reserved RMB 9 million (approximately $1,306,146) against the notes receivable.

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

Results of Operations

Comparison of the nine months ended March 31, 2017 and 2016:

	For Nine Months Ended March 31,
	2017	2016

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	176,692	165,435
Depreciation and amortization expenses	1,181	1,467
Total operating expenses	177,873	166,902

Other income (expenses):
Interest income	-	61,062
Interest expense	(11,959)	(13,081)
Other income	4,313	-
Total other income (expenses)	(185,519)	47,981

Net loss before income taxes	(185,519)	(118,921)
Income taxes	-	-
Net loss	$(185,519)	$(118,921)

Revenue and Cost

We had no sales and cost for the nine months ended March 31, 2017 and 2016.

Operating expenses

During the nine months ended March 31, 2017, our total operating expenses were $177,873, an increase of $10,971 as compared to $166,902 for the nine months ended March 31, 2016. The main increase was relevant to increase in payroll expenses.

Net loss

Our net loss increased by $66,598 or 56% for the nine months ended March 31, 2017 as compared to the same period of 2016. This increase was mainly the result of decrease in interest income of notes receivable.

Comparison of the three months ended March 31, 2017 and 2016:

	For Three Months Ended March 31,
	2017	2016

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	36,343	31,882
Depreciation and amortization expenses	379	411
Total operating expenses	36,722	32,293

Other expenses
Interest expense	(3,785)	(2,677)
Total other expenses	(40,507)	(34,970)

Net loss before income taxes	(40,507)	(34,970)
Income taxes	-	-
Net loss	$(40,507)	$(34,970)

Revenue and Cost

We had no sales and cost for the three months ended March 31, 2017 and 2016.

Operating expenses

During the three months ended March 31, 2017, our total operating expenses were $36,722, a slight increase of $4,429 as compared to $32,293 for the three months ended March 31, 2016.The main increase was due to increase in payroll expenses.

Net loss

Our net loss increased by $5,537 or 16% for the three months ended March 31, 2017 as compared to the same period of 2016. This increase was mainly the result of the increase in payroll expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2017	2016

Net cash provided by (used in) operating activities	$(149,956)	$745,547
Net cash provided by investing activities	30,004	-
Net cash provided by (used in) financing activities	93,628	(741,930)
Effect of exchange rate changes on cash	(2,180)	(22,047)
NET CHANGE IN CASH	(28,504)	(18,430)
CASH AT BEGINNING OF PERIOD	37,190	75,612
CASH AT END OF PERIOD	$8,686	$57,182

As of March 31, 2017 we had cash of $8,686 in our bank accounts and a working capital surplus of $2,112,881.

For the nine months ended March 31, 2017, we used net cash of $149,956 in operating activities, compared to net cash received of 745,547 in operating activities during the same period of 2016. The net cash provided by operating activities decrease of $895,503 was mainly due to the decrease in cash received from film costs.

During the nine months ended March 31, 2017, we received net cash of $30,004 from investing activities, which was from collection of notes receivable.

During the nine months ended March 31, 2017, we received net cash of $93,628 from financing activities, compared to net cash used of $741,930 in financing activities during the same period in fiscal 2016. The increase in net cash provided by financing activities was mainly due to the fact that there were no repayments of short-term loan to a related party, rather the Company received advances from a related party during the period.

Our cash level decreased by $28,504 during the nine months ended March 31, 2017, compared to a decrease of $18,430 in the same period of 2016. The changes in cash were results of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 15, 2017	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)