Form 10-Q/A
period 2017-03-31
CHINA MEDIA INC.
filed 2017-05-15
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-Q

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

Explanatory Note

The purpose of this amendment is to provide the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K for the Form 10-Q quarterly report for the quarter ended March 31, 2017 filed on May 15, 2017. No change was made to the Form 10-Q quarterly report for the quarter ended March 31, 2017 filed on May 15, 2017.

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