Form 10-K
period 2017-06-30
CHINA MEDIA INC.
filed 2017-09-28
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

Emerging Growth Company Status

We may qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or “JOBS Act” and we may be only subject to reduced public company reporting requirements,  We may be allowed to provide in this prospectus more limited disclosures than an issuer that would not so qualify. Furthermore, for as long as we remain an emerging growth company, we will qualify for certain limited exceptions from investor protection laws such as the Sarbanes Oxley Act of 2002 and the Investor Protection and Securities Reform Act of 2010. Please read Risk Factor and “Emerging Growth Company Status.”

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016 (11,243,000) was $1,124,300 based on a $0.10 closing price for the Common Stock on December 31, 2016. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 26, 2017.

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

Share Exchange

On September 16, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”) and Bin Li, our Director and the former sole shareholder of Vallant. According to the terms of the Share Exchange Agreement, we agreed to acquire the sole issued and outstanding common share of Vallant from Bin Li in exchange for 7,000 shares of our common stock.

On November 30, 2009, we closed the transactions contemplated by the Share Exchange Agreement and acquired Vallant as our wholly owned subsidiary.  Vallant has entered into a series of contractual obligations with Xi’An TV Media Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Xi’An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi’An TV.  A full description of these contractual arrangements is included under the heading “Organization”, below.

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

Business Overview:

For the year ended June 30, 2017, our business and operation remained virtually the same as the year ended June 30, 2016.

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2017 and 2016.

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

Employees

We currently have 42 employees including our Chief Financial Officer and Chief Executive Officer. We engage seven of the employees on a full-time basis and 35 on a part-time basis.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space for the following business purpose:

●

 Corporate Office: Room 10128, No. 269-5-1 Taibai South Road, Yanta District, Xi’An, Shaan'Xi Province, China, with an area of 319.07 square meters. Lease term: from January 1, 2015 to December 31, 2017. The rent is approximately $20,844 per year.

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

The range of high and low bid quotations by quarters from July 1, 2015 through June 30, 2017 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2017 to 06/30/2017	$ 0.10	$ 0.10
01/01/2017 to 03/31/2017	$ 0.10	$ 0.10
10/01/2016 to 12/31/2016	$ 0.10	$ 0.10
07/01/2016 to 09/30/2016	$ 0.10	$ 0.10

04/01/2016 to 06/30/2016	$ 0.227	$ 0.227
01/01/2016 to 03/31/2016	$ 0.227	$ 0.227
10/01/2015 to 12/31/2015	$ 0.227	$ 0.227
07/01/2015 to 09/30/2015	$ 0.227	$ 0.227

Holders

As of September 26, 2017 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2017 and as of September 26, 2017 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2017.

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

Liquidity and Capital Resources

For the years ended June 30, 2017 and 2016

As of June 30, 2017, we had $13,199 in cash, current assets of $27,941, current liabilities of $702,022 and working capital deficit of $674,081. As of June 30, 2016, we had $37,190 in cash, current assets of $2,936,024, current liabilities of $568,060 and working capital of $2,367,964. As of June 30, 2017, we had total assets of $1,519,763, compared to total assets of $4,459,420 as of June 30, 2016.

During the year ended June 30, 2017, we used net cash of $191,828 in operating activities, compared to net cash earned of $687,453 in operating activities during the year ended June 30, 2016. The decrease of net cash provided by operating activities of $879,281 was mainly due to the decrease in cash received from the refund of film costs.

During the year ended June 30, 2017, we received net cash of $30,004 from investing activities. The $30,004 was from collection of notes receivables. During the year ended June 30, 2016, there was no cash generated from investing activities.

During the year ended June 30, 2017, we received net cash of $139,365 from financing activities, compared to net cash used of $698,209 in financing activities during the year ended June 30, 2016. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related party.

Our net cash level decreased by $23,991 during the year ended June 30, 2017, compared to a decrease of $38,422 during the year ended June 30, 2016. The changes in cash were results of the factors described above.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company plans to fund working capital through cooperation with other film and television producers and obtaining shareholders’ loans to meet our cash requirements. The President and Chief Executive Officer of the Company, Mr. Dean Li, has pledged to provide personal loans whenever necessary to the Company as working capital for next twelve months.

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

We estimate that our expenses over the next 12 months (beginning October 2017) will be approximately $11,650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2017 and 2016:

	For The Years Ended June 30
	2017	2016

Operating expenses
Selling, general and administrative expenses	$2,984,397	$3,046,255
Depreciation and amortization expense	1,555	1,880
Total operating expenses	2,985,952	3,048,135

Other income (expenses):
Interest income	-	258
Interest expense	(14,320)	(16,570)
Other income	4,313	-
Total other expenses	(10,007)	(16,312)

Net loss before income taxes	(2,995,959)	(3,064,447)
Income taxes expense	-	-
Net loss	$(2,995,959)	$(3,064,447)

Revenues and cost

We had no sales and cost for the years ended June 30, 2017 and 2016.

Operating Expenses

During the year ended June 30, 2017 our total operating expenses were $2,985,952, a decrease of $62,183 as compared to $3,048,135 for the year ended June 30, 2016. The main decrease was relevant to decrease in bad debt expenses.

Net loss

For the year ended June 30, 2017 we incurred a net loss of $2,995,959, as compared to a net loss of $3,064,447 for the year ended June 30, 2016, a decrease of $68,488. This decrease was primarily due to the decrease in operating expenses.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash, accounts receivable, notes receivable, prepaid and other assets, accounts payable, accrued liabilities and other payables, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2017 and 2016, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Media Inc.

Xi’An, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Media Inc. and its subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 28, 2017

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2017	JUNE 30, 2016
Assets
Current assets
Cash and cash equivalents	$ 13,199	$ 37,190
Accounts receivable, net of allowance of $1,222,358 and $641,810 at June 30, 2017 and 2016, respectively	-	605,112
Notes receivable, net of allowance of $4,163,629 and $2,138,702 at June 30, 2017 and 2016, respectively	-	2,138,702
Prepaid and other receivable, net of allowance of $109,302 and $0 at June 30, 2017 and 2016, respectively	14,742	155,020
Total current assets	27,941	2,936,024

Fixed assets, net	16,222	18,142
Film cost	737,800	752,627
Prepaid and other assets, non-current, net of allowance of $28,036 and $0 at June 30, 2017 and 2016, respectively	737,800	752,627

Total assets	$ 1,519,763	$ 4,459,420

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,001	$ 9,122
Accrued liabilities and other payable	285,813	286,437
Due to related party	407,208	272,501
Total current liabilities	702,022	568,060
Total liabilities	702,022	568,060

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2017 and 2016	$ 398	$ 398
Additional paid-in capital	11,272,079	11,257,801
Accumulated other comprehensive income	583,053	674,991
Accumulated deficit	(11,037,789)	(8,041,830)
Total stockholders' equity	817,741	3,891,360

Total liabilities and stockholders' equity	$ 1,519,763	$ 4,459,420

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	FOR THE YEARS ENDED JUNE 30,
	2017	2016

Selling, general and administrative	$2,984,397	$3,046,255
Depreciation and amortization expense	1,555	1,880
Total operating expenses	2,985,952	3,048,135

Other income (expense)
Interest income	-	258
Interest expense	(14,320)	(16,570)
Other income	4,313	-
Net loss before income taxes	(2,995,959)	(3,064,447)
Income taxes expense	-	-
Net loss	$ (2,995,959)	$ (3,064,447)

Comprehensive loss
Net loss	(2,995,959)	(3,064,447)
Foreign currency translation adjustment	(91,938)	(524,259)
Comprehensive loss	$ (3,087,897)	$ (3,588,706)

Net loss per common share, basic and diluted	$ (0.08)	$ (0.08)
Weighted average number of common shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, June 30, 2015	39,750,000	$ 398	$ 11,241,231	$ 1,199,250	$ (4,977,383)	$ 7,463,496

Foreign currency translation adjustment	-	-	-	(524,259)	-	(524,259)

Imputed interest on related party loan	-	-	16,570	-	-	16,570

Net loss	-	-	-	-	(3,064,447)	(3,064,447)

Balance, June 30, 2016	39,750,000	$ 398	$ 11,257,801	$ 674,991	$ (8,041,830)	$ 3,891,360

Foreign currency translation adjustment	-	-	-	(91,938)	-	(91,938)

Imputed interest on related party loan	-	-	14,278	-	-	14,278

Net loss	-	-	-	-	(2,995,959)	(2,995,959)

Balance, June 30, 2017	39,750,000	$ 398	$ 11,272,079	$ 583,053	$ (11,037,789)	$ 817,741

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,
2017	2016
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (2,995,959)	$ (3,064,447)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Imputed interest	14,278	16,570
Depreciation expense	1,555	1,880
Bad debt expense	2,783,418	2,835,979
Changes in operating assets and liabilities:
Prepaid and other receivable	(113)	(722,449)
Accrued liabilities and other payable	4,993	21,148
Net change in film cost	-	1,598,772
Net cash provided by (used in) operating activities	(191,828)	687,453

CASH FLOWS INVESTING ACTIVITIES
Collection of notes receivable	30,004	-
Net cash provided by investing activities	30,004	-

CASH FLOWS FINANCING ACTIVITIES
Repayments to related party	-	(799,386)
Proceeds from related party	139,365	101,177
Net cash provided by (used in) financing activities	139,365	(698,209)

Effect of exchange rate changes on cash and cash equivalents	(1,532)	(27,666)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,991)	(38,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	37,190	75,612
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 13,199	$ 37,190

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

China Media Inc. (“our”, the “Company”, “China Media”), formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

The Company does not conduct any substantive operations of its own; rather, it conducts its primary business operations through Vallant Pictures Entertainment Co., Ltd.(“Vallant”), its wholly owned subsidiary incorporated under the laws of the British Virgin Islands, which in turn, conducts its business through Xi’an TV Media Co. Ltd. (“Xi’An TV”). Effective control over Xi’An TV was transferred to the Company through the series of contractual arrangements without transferring legal ownership in Xi’An TV. As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by Xi’An TV and was entitled to substantially all of the economic benefits of Xi’An TV.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are made based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

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

The fair value of financial instruments, which consist of cash and cash equivalents, accounts receivable, notes receivable, prepaid and other receivable, accounts payable, accrued liabilities and other payables, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts and notes receivable.

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Life
Electronic Equipment	5 years
Communication Equipment	3 years
Machinery Equipment	5 years
Automobiles	10 years
Office Furniture	5 years

Film Costs

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

Unamortized film costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the ASC. If estimated remaining net cash flows are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). During the years presented, other comprehensive income (loss) includes changes in cumulative translation adjustment from foreign currency translation.

Foreign Currency Translation

The Company uses United States dollars (“U.S. dollar” or “US$” or “$”) for financial reporting purposes. The subsidiary, Xi’An TV, within the Company maintains its books and records in Renminbi (“RMB”), the currency of China, the economic environment in which the Company’s primary subsidiary conducts its operations. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2017	6.7769	6.8114
Year ended June 30, 2016	6.6434	6.4275

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2017 and 2016, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2017. The Company also generated negative operating cash flows for the year ended June 30, 2017.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to raise additional funds by way of cooperation with other film and television producers, obtaining loans from shareholders and borrowing from Dean Li, the President and Chief Executive Officer of the Company, to fund operations. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3. Accounts Receivable

	June 30,
	2017	2016
Accounts receivable	$1,222,358	$1,246,922
Bad debt allowance	(1,222,358)	(641,810)
Accounts receivable, net	$ -	$ 605,112

The bad debt expense recorded for the years ended June 30, 2017 and 2016 was $590,187 and $625,438, respectively.

NOTE 4. Notes Receivable

On March 20, 2013, the Company lent RMB 946,500 (approximately $155,000) in the form of an interest free loan to China Fengde Movie and TV Copyright Agency (“Zhongshi Fengde”), one of the Company’s business partners. The Company collected RMB 530,000 (approximately $86,305) as of June 30, 2014. No repayment was collected since then. The Company reserved an allowance of RMB 416,500 (approximately $61,459) and RMB 208,250 (approximately $32,400) for the years ended June 30, 2017 and 2016, respectively, leaving net balance of RMB 0 and RMB 208,250 (approximately $32,400) as of June 30, 2017 and 2016, respectively.

On June 13, 2014, the Company lent RMB 18 million (approximately $2,931,119) to Shaan’xi Hushi Culture Communication Company (“SHCC”), a company owned by a business friend of Dean Li, the President and Chief Executive Officer of the Company. Based on the related lending agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at 200% of the prevailing PRC prime rate if SHCC repays the loan after 30 days. In July 2014, the Company received repayment of RMB 11 million (approximately $1,786,410). On January 8, 2015, the Company received interest of RMB 455,000 (approximately $74,165) on the loan. The outstanding balance was RMB 7 million (approximately $1,032,920) as of June 30, 2017 and 2016, and an allowance of RMB 7 million (approximately $1,032,920) and RMB 3.5 million (approximately $544,535) was reserved by the Company against the note receivable as of June 30, 2017 and 2016, respectively.

On July 1, 2014, the Company lent an additional RMB 3 million (approximately $487,203) to SHCC with three months term. Based on the related lending agreement, the Company will waive interest on the loan if SHCC repays the loan within 30 days; the Company will charge interest rate at four times of the current bank loan rate if SHCC repays the loan after 30 days. On January 19, 2015, the Company received interest of RMB 360,000 (approximately $58,694) on the loan. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from SHCC. An allowance of RMB 2.9 million (approximately $427,924) and RMB 1.5 million (approximately $233,372) was reserved by the Company against the note receivable as of June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, the Company had interest receivable of RMB 740,726 (approximately $109,302) associated with the note from SHCC and recorded as prepaid and other receivable in the accompanying consolidated balance sheets. An allowance of RMB 740,726 (approximately $109,302) and RMB 0 was reserved by the Company against the interest receivable as of June 30, 2017 and 2016, respectively.

On November 30, 2012, the Company entered into an agreement with Zhongshi Fengde to co-purchase copyrights of two TV series with the Company’s total investment is RMB 18 million (approximately $2.86 million at the time of investment). On January 28, 2015, both parties agreed to transfer the Company’s payment in these two TV series to a short-term loan to Zhongshi Fengde as the copyrights purchase was not successfully completed. As a result, film costs of approximately $2.8 million were reclassified to notes receivable. In September 2016, the Company received repayment of RMB 100,000 (approximately $15,002) from Zhongshi Fengde. As of June 30, 2017, the Company reserved full allowance of RMB 17.9 million (approximately $2,641,326) against the notes receivable. As of June 30, 2016, the Company reserved RMB 9 million (approximately $1,400,234) against the notes receivable.

NOTE 5. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2017	2016
Electronic equipment	$160,368	$163,591
Communication equipment	632	644
Machinery equipment	86,166	87,898
Automobiles	47,094	48,040
Office furniture	2,198	2,242
	296,458	302,415
Less: accumulated depreciation	(280,236)	(284,273)
Fixed assets, net	$ 16,222	$ 18,142

Depreciation expense for the years ended June 30, 2017 and 2016 was $1,555 and $1,880, respectively.

NOTE 6. Film Cost

Film cost consists of the following:

	June 30,
	2017	2016
Completed and not released:
In development - Film	$ 737,800	$ 752,627
Film cost	$ 737,800	$ 752,627

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd., a related party, and the payment was made in August 2015. Also see Note 8.

NOTE 7. Prepaid and Other Assets, Non-current

In November 2015, the Company entered into an agreement with Xi’an Lianying Network Culture Media Co., Ltd. to invest RMB 5 million (approximately $752,627) in the advertising, promotion and publicizing of a new film that is in the preparation stage. The prepayment was made in November 2015 and is non-refundable pursuant to the agreement. The prepayment will be amortized within the period of promotion process which will begin once the production of the film starts. As of June 30, 2017, the production of the film did not start.

The Company prepaid another RMB 190,000 (approximately $28,036) for the writing of one film script which was not completed as of June 30, 2017. Of the total RMB 190,000, RMB 160,000 (approximately $23,500) was paid in 2010 and remaining RMB 30,000 (approximately $4,536) was paid in 2011. An allowance of RMB 190,000 (approximately $28,036) and RMB 0 was reserved by the Company against the prepayment as of June 30, 2017 and 2016, respectively.

NOTE 8. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of June 30, 2017 and 2016, the Company owed Dean Li $407,208 and $272,501, respectively. The loans borrowed from Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67%-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of June 30, 2017, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 9. Income Taxes

China Media is incorporated in the State of Nevada and is subject to the United States Federal and state income tax at a statutory rate of 34%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Vallant is incorporated in the British Virgin Islands (“BVI”) and under the current laws of the BVI, and is not subject to income taxes.

Xi’An TV is incorporated in the PRC and is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. No provision for income taxes has been made as Xi’An TV had no taxable income for the years ended June 30, 2017 and 2016.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2017	2016
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	-27.1%	-28.3%
Effect of expenses not deductible for tax purposes	2.1%	3.3%
Effective tax rate	0%	0%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2017	June 30, 2016
Deferred tax assets
Net operating losses	$ 161,751	$ 126,491
Total deferred income tax assets	161,751	126,491
Less: valuation allowance	(161,751)	(126,491)
Net deferred income tax assets	$ -	$ -

The Company has net taxable operating loss carry forwards of approximately $673,091 for the year ended June 30, 2017. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that none of the deferred income tax assets will be realized. Therefore, a full valuation allowance has been established for deferred income tax assets as of June 30, 2017.

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

The Company has minimum lease payment of $9,837 under a non-cancelable operating lease for the year ending June 30, 2018.

Rent expense for the years ended June 30, 2017 and 2016 was $26,411 and $27,887, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2017.

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

As of June 30, 2017, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	53	President, Chief Executive Officer, Secretary and Director
Ruijuan Hou	28	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	48	Director

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

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2017 2016	$8,809 $9,985	None None	$8,809 $9,985

Ruijuan Hou, Chief Financial Officer and Treasurer	2017 2016	$0 $0	None None	$0 $0

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2017, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2017, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2017 and June 30, 2016 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2017.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2017.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 26, 2017, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 26, 2017 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	3,000,000	7.55%
	All Others as a Group	23,509,000	59.15%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director. (3) Based on 39,750,000 issued and outstanding shares of our common stock as of September 26, 2017.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of June 30, 2017 and 2016, the Company owed Dean Li $407,208 and $272,501, respectively. The loans borrowed from Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67%-6.56% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of June 30, 2017, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30
	2017	2016
Audit Fees	$ 66,000	$ 68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 66,000	$ 68,000

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

CHINA MEDIA INC.

Date: September 28, 2017	/s/Dean Li
Dean Li
Chief Executive Officer