Form 10-K/A
period 2017-06-30
CHINA MEDIA INC.
filed 2017-10-02
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1 TO FORM 10-K

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

EXPLANATORY NOTE:

The sole purpose of this Amendment No.1 to the Form 10-K Annual Report of China Media Inc for the year ended June 30, 2017 is to submit the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K, which were not included in the Form 10-K Annual Report filed on September 28, 2017 due to a technical error. All other contents of the Form 10-K Annual Report remain unchanged.

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