Form 10-Q
period 2017-09-30
CHINA MEDIA INC.
filed 2017-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

[ ] Yes   [X] No

As of November 4, 2017, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2017

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017
Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30, 2017	JUNE 30, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 8,412	$ 13,199
Prepaid and other receivable, net of allowance of $111,312 and $109,302 at September 30, 2017 and June 30, 2017, respectively	15,014	14,742
Total current assets	23,426	27,941

Fixed assets, net	16,134	16,222
Film cost	751,371	737,800
Prepaid and other assets, non-current, net of allowance of $28,552 and $28,036 at September 30, 2017 and June 30, 2017, respectively	751,371	737,800

Total assets	$ 1,542,302	$ 1,519,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,112	$ 9,001
Accrued liabilities and other payable	303,646	285,813
Due to related party	456,023	407,208
Total current liabilities	768,781	702,022

Total liabilities	768,781	702,022

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2017 and June 30, 2017	$ 398	$ 398
Additional paid-in capital	11,277,157	11,272,079
Accumulated other comprehensive income	598,006	583,053
Accumulated deficit	(11,102,040)	(11,037,789)
Total stockholders' equity	773,521	817,741

Total liabilities and stockholders' equity	$ 1,542,302	$ 1,519,763

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA MEDIA INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016

Selling, general and administrative	$ 58,739	$ 37,833
Depreciation and amortization expense	385	406
Total operating expenses	59,124	38,239

Other expense
Interest expense	(5,127)	(4,136)
Net loss before income taxes	(64,251)	(42,375)
Income taxes	-	-
Net loss	$ (64,251)	$ (42,375)

Comprehensive loss
Net loss	(64,251)	(42,375)
Foreign currency translation adjustment	14,953	(15,165)
Comprehensive loss	$ (49,298)	$ (57,540)

Net loss per common share-basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (64,251)	$ (42,375)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	5,078	4,107
Depreciation expense	385	406
Changes in operating assets and liabilities:
Prepaid and other receivable	-	(195)
Accrued liabilities and other payable	12,545	(2,471)
Net cash used in operating activities	(46,243)	(40,528)

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	-	30,004
Net cash provided by investing activities	-	30,004

CASH FLOW FINANCING ACTIVITIES
Advances from related party	41,224	-
Net cash provided by financing activities	41,224	-

Effect of exchange rate changes on cash and cash equivalents	232	(142)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,787)	(10,666)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 8,412	$ 26,524

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

NOTE 1. Description of Business

China Media Inc. (“we”, “our”, the “Company”, “China Media”), formerly Protecwerx Inc., was incorporated in the State of Nevada on October 16, 2007.

The Company does not conduct any substantive operations of its own; rather, it conducts its primary business operations through Vallant Pictures Entertainment Co., Ltd. (“Vallant”), its wholly owned subsidiary incorporated under the laws of the British Virgin Islands, which in turn, conducts its business through Xi’an TV Media Co. Ltd. (“Xi’An TV”). Effective control over Xi’An TV was transferred to the Company through the series of contractual arrangements without transferring legal ownership in Xi’An TV. As a result of these contractual arrangements, the Company maintained the ability to approve decisions made by Xi’An TV and was entitled to substantially all of the economic benefits of Xi’An TV.

Xi’An TV was incorporated in Xi’An, Shaan’xi Province, People’s Republic of China (“PRC”) and is in the business of investing, producing and developing film and television programming for the Chinese market.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended June 30, 2017 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including ultimate costs of film and television products, the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are made based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit as of September 30, 2017. The Company also generated negative operating cash flows and incurred net loss for the three months ended September 30, 2017.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of September 30, 2017 and June 30, 2017, the Company owed Dean Li $456,023 and $407,208, respectively. The loans borrowed from Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67-4.87% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of September 30, 2017, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016:

	For Three Months Ended September 30,
	2017	2016

Operating expenses
Selling, general and administrative	$58,739	$37,833
Depreciation and amortization expenses	385	406
Total operating expenses	59,124	38,239

Other expenses:
Interest expense	(5,127)	(4,136)
Total other expenses	(5,127)	(4,136)

Net loss before income taxes	(64,251)	(42,375)
Income taxes	-	-
Net loss	$(64,251)	$(42,375)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2017 and 2016.

Operating expenses

During the three months ended September 30, 2017, our total operating expenses were $59,124, an increase of $20,885 as compared to $38,239 for the three months ended September 30, 2016. The main increase was due to increase in office expenses.

Net loss

For the three months ended September 30, 2017 we incurred a net loss of $64,251, as compared to a net loss of $42,375 for the three months ended September 30, 2016, an increase of $21,876. This increase was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2017	2016

Net cash used in operating activities	$(46,243)	$(40,528)
Net cash provided by investing activities	-	30,004
Net cash provided by financing activities	41,224	-
Effect of exchange rate changes on cash and cash equivalents	232	(142)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,787)	(10,666)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,412	$26,524

As of September 30, 2017 we had cash of $8,412 in our bank accounts and a working capital deficit of $745,355.

During the three months ended September 30, 2017, we used net cash of $46,243 in operating activities, compared to net cash used of 40,528 in operating activities during the same period of 2016. The net cash used in operating activities increase of $5,715 was mainly due to increased loss from business operations.

During the three months ended September 30, 2016, we received net cash of $30,004 from investing activities, which was from collection of notes receivable.

During the three months ended September 30, 2017, we received net cash of $41,224 from financing activities, compared to zero cash received in financing activities during the same period in fiscal year 2016. The increase in net cash provided by financing activities was mainly due to the increase in advances received from a related party.

Our cash level decreased by $4,787 during the three months ended September 30, 2017, compared to a decrease of $10,666 in the same period of 2016. The changes in cash were a result of the factors described above.

We anticipate that we will meet our ongoing cash requirements by obtaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We intend to meet our cash requirements for the next 12 months through obtaining income generated from daily operations and partnerships with finance groups on television and movie projects.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2017.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2017	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)