Form 10-Q
period 2017-12-31
CHINA MEDIA INC.
filed 2018-02-08
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

[ ] Yes   [X] No

As of February 8, 2018, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2017

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2017 (Unaudited) and June 30, 2017
Consolidated Statements of Operations and Comprehensive Loss for the three and sixmonths ended December 31, 2017 and 2016 (Unaudited)
Consolidated Statements of Cash Flows for the sixmonths ended December 31, 2017 and 2016 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 31, 2017	JUNE 30, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 6,578	$ 13,199
Prepaid and other receivable, net of allowance of $111,312 and $109,302 at December 31, 2017 and June 30, 2017, respectively	15,355	14,742
Total current assets	21,933	27,941

Fixed assets, net	16,124	16,222
Film cost	768,474	737,800
Prepaid and other assets, non-current, net of allowance of $29,202 and $28,036 at December 31, 2017 and June 30, 2017, respectively	768,474	737,800

Total assets	$ 1,575,005	$ 1,519,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,252	$ 9,001
Accrued liabilities and other payable	323,283	285,813
Due to related party	526,670	407,208
Total current liabilities	859,205	702,022

Total liabilities	859,205	702,022

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2017 and June 30, 2017	$ 398	$ 398
Additional paid-in capital	11,283,140	11,272,079
Accumulated other comprehensive income	614,405	583,053
Accumulated deficit	(11,182,143)	(11,037,789)
Total stockholders' equity	715,800	817,741

Total liabilities and stockholders' equity	$ 1,575,005	$ 1,519,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2017	2016	2017	2016

Selling, general and administrative	$ 132,484	$ 140,349	$ 73,745	$ 102,516
Depreciation expense	756	802	371	396
Total operating expenses	133,240	141,151	74,116	102,912

Other income (expense)
Interest expense	(11,114)	(8,174)	(5,987)	(4,038)
Other income	-	4,313	-	4,313
Net loss before income taxes	(144,354)	(145,012)	(80,103)	(102,637)
Income taxes	-	-	-	-
Net loss	$ (144,354)	$ (145,012)	$ (80,103)	$ (102,637)

Comprehensive loss
Net loss	(144,354)	(145,012)	(80,103)	(102,637)
Foreign currency translation adjustment	31,352	(164,598)	16,399	(149,433)
Comprehensive loss	$ (113,002)	$ (309,610)	$ (63,704)	$ (252,070)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2017	2016
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (144,354)	$ (145,012)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	11,061	8,144
Depreciation expense	756	802
Changes in operating assets and liabilities:
Prepaid and other receivable	-	181
Accrued liabilities and other payable	25,067	10,119
Net cash used in operating activities	(107,470)	(125,766)

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	-	30,004
Net cash provided by investing activities	-	30,004

CASH FLOW FINANCING ACTIVITIES
Advances from related party	100,446	66,785
Net cash provided by financing activities	100,446	66,785

Effect of exchange rate changes on cash and cash equivalents	403	(1,161)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,621)	(30,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 6,578	$ 7,052

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2017

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit as of December 31, 2017. The Company also generated negative operating cash flows and incurred net loss for the six months ended December 31, 2017.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of December 31, 2017 and June 30, 2017, the Company owed Dean Li $526,670 and $407,208, respectively. The loans borrowed from Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67-5.03% with reference to one-year loans.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of December 31, 2017, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

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

Results of Operations

Comparison of the six months ended December 31, 2017 and 2016:

	For Six Months Ended December 31,
	2017	2016

Operating expenses
Selling, general and administrative	$132,484	$140,349
Depreciation expenses	756	802
Total operating expenses	133,240	141,151

Other income (expense):
Interest expense	(11,114)	(8,174)
Other income	-	4,313
Total other expense	(11,114)	(3,861)

Net loss before income taxes	(144,354)	(145,012)
Income taxes	-	-
Net loss	$(144,354)	$(145,012)

Revenue and Cost

We had no sales and cost for the six months ended December 31, 2017 and 2016.

Operating expenses

During the six months ended December 31, 2017, our total operating expenses were $133,240, a decrease of $7,911or 6% as compared to $141,151 for the six months ended December 31, 2016.The main decrease was due to decrease in office expenses.

Net loss

For the six months ended December 31, 2017 we incurred a net loss of $144,354, as compared to a net loss of $145,012 for the six months ended December 31, 2016, a decrease of $658 or 0.5%. This decrease was primarily due to the decrease in operating expenses.

Comparison of the three months ended December 31, 2017 and 2016:

	For Three Months Ended December 31,
	2017	2016

Operating expenses
Selling, general and administrative	$73,745	$102,516
Depreciation expenses	371	396
Total operating expenses	74,116	102,912

Other income (expense):
Interest expense	(5,987)	(4,038)
Other income	-	4,313
Total other income (expense)	(5,987)	275

Net loss before income taxes	(80,103)	(102,637)
Income taxes	-	-
Net loss	$(80,103)	$(102,637)

Revenue and Cost

We had no sales and cost for the three months ended December 31, 2017 and 2016.

Operating expenses

During the three months ended December 31, 2017, our total operating expenses were $74,116, adecrease of $28,796 or 28%as compared to $102,912 for the three months ended December 31, 2016. The main decrease was due to decrease in office expenses.

Net loss

For the three months ended December 31, 2017 we incurred a net loss of $80,103, as compared to a net loss of $102,637 for the three months ended December 31, 2016, adecrease of $22,534 or 22%. This decrease was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2017	2016

Net cash used in operating activities	$(107,470)	$(125,766)
Net cash provided by investing activities	-	30,004
Net cash provided by financing activities	100,446	66,785
Effect of exchange rate changes on cash and cash equivalents	403	(1,161)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,621)	(30,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,578	$7,052

As of December 31, 2017 we had cash of $6,578 in our bank accounts and a working capital deficit of $837,272.

For the six months ended December 31, 2017, we used net cash of $107,470 in operating activities, compared to net cash used of $125,766 in operating activities during the same period of 2016. The decrease of $18,296 for net cash used in operating activities was mainly due to increase in accrued liabilities and other payable.

During the six months ended December 31, 2016, we received net cash of $30,004 from investing activities, which was from collection of notes receivable.

During the six months ended December 31, 2017, we received net cash of $100,446 from financing activities, compared to net cash received of $66,785 in financing activities during the same period in fiscal year 2016. The increase of $33,661 in net cash provided by financing activities was mainly due to increase in advances received from a related party.

Our cash level decreased by $6,621 during the six months ended December 31, 2017, compared to a decrease of $30,138 in the same period of 2016. The changes in cash were a result of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 8, 2018	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)