Form 10-Q/A
period 2017-12-31
CHINA MEDIA INC.
filed 2018-02-09
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Amendment No.1 to

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
Consolidated Statements of Cash Flows for the sixmonths ended December 31, 2017 and 2016 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC. CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2017	JUNE 30, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 6,578	$ 13,199
Prepaid and other receivable, net of allowance of $113,846 and $109,302 at December 31, 2017 and June 30, 2017, respectively	15,355	14,742
Total current assets	21,933	27,941

Fixed assets, net	16,124	16,222
Film cost	768,474	737,800
Prepaid and other assets, non-current, net of allowance of $29,202 and $28,036 at December 31, 2017 and June 30, 2017, respectively	768,474	737,800

Total assets	$ 1,575,005	$ 1,519,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,252	$ 9,001
Accrued liabilities and other payable	323,283	285,813
Due to related party	526,670	407,208
Total current liabilities	859,205	702,022

Total liabilities	859,205	702,022

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2017 and June 30, 2017	$ 398	$ 398
Additional paid-in capital	11,283,140	11,272,079
Accumulated other comprehensive income	614,405	583,053
Accumulated deficit	(11,182,143)	(11,037,789)
Total stockholders' equity	715,800	817,741

Total liabilities and stockholders' equity	$ 1,575,005	$ 1,519,763

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

The accompanying notes are an integral part of these unaudited consolidated financial statements. 5

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