Form 10-Q
period 2018-03-31
CHINA MEDIA INC.
filed 2018-05-15
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

[ ] Yes   [X] No

As of May 15, 2018, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2018

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and June 30, 2017
Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2018 and 2017 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2018	JUNE 30, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 2,713	$ 13,199
Prepaid and other receivable, net of allowance of $117,946 and $109,302 at March 31, 2018 and June 30, 2017, respectively	15,909	14,742
Total current assets	18,622	27,941

Fixed assets, net	16,347	16,222
Film cost	796,153	737,800
Prepaid and other assets, non-current, net of allowance of $30,254 and $28,036 at March 31, 2018 and June 30, 2017, respectively	796,153	737,800

Total assets	$ 1,627,275	$ 1,519,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,478	$ 9,001
Accrued liabilities and other payable	347,868	285,813
Due to related party	567,652	407,208
Total current liabilities	924,998	702,022

Total liabilities	924,998	702,022

Stockholders' equity
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2018 and June 30, 2017	$ 398	$ 398
Additional paid-in capital	11,290,176	11,272,079
Accumulated other comprehensive income	640,587	583,053
Accumulated deficit	(11,228,884)	(11,037,789)
Total stockholders' equity	702,277	817,741

Total liabilities and stockholders' equity	$ 1,627,275	$ 1,519,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017	2018	2017

Selling, general and administrative	$ 171,833	$ 176,692	$ 39,349	$ 36,343
Depreciation expense	1,110	1,181	354	379
Total operating expenses	172,943	177,873	39,703	36,722

Other income (expense)
Interest expense	(18,152)	(11,959)	(7,038)	(3,785)
Other income	-	4,313	-	-
Net loss before income taxes	(191,095)	(185,519)	(46,741)	(40,507)
Income taxes	-	-	-	-
Net loss	$ (191,095)	$ (185,519)	$ (46,741)	$ (40,507)

Comprehensive loss
Net loss	(191,095)	(185,519)	(46,741)	(40,507)
Foreign currency translation adjustment	57,534	(137,281)	26,182	27,317
Comprehensive loss	$ (133,561)	$ (322,800)	$ (20,559)	$ (13,190)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE MONTHS ENDED MARCH 31,
	2018	2017
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (191,095)	$ (185,519)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	18,097	11,921
Depreciation expense	1,110	1,181
Changes in operating assets and liabilities:
Prepaid and other receivable	-	(114)
Accrued liabilities and other payable	37,836	22,575
Net cash used in operating activities	(134,052)	(149,956)

CASH FLOW INVESTING ACTIVITIES
Collection of notes receivable	-	30,004
Net cash provided by investing activities	-	30,004

CASH FLOW FINANCING ACTIVITIES
Advances from related party	122,993	93,628
Net cash provided by financing activities	122,993	93,628

Effect of exchange rate changes on cash and cash equivalents	573	(2,180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,486)	(28,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 2,713	$ 8,686

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

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

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs

Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff

Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income

Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The

Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial

Statements.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit as of March 31, 2018. The Company also generated negative operating cash flows and incurred net loss for the nine months ended March 31, 2018.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to raise additional funds by way of cooperation with other film and television producers, obtaining loans from shareholders and borrowing from Dean Li, the President and Chief Executive Officer of the Company, to fund operations. The accompanying unaudited consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of March 31, 2018 and June 30, 2017, the Company owed Dean Li $567,652 and $407,208, respectively. The loans borrowed from Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67-5.14% with reference to one-year loans.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of March 31, 2018, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

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

Results of Operations

Comparison of the nine months ended March 31, 2018 and 2017:

	For Nine Months Ended March 31,
	2018	2017

Operating expenses
Selling, general and administrative	$171,833	$176,692
Depreciation expenses	1,110	1,181
Total operating expenses	172,943	177,873

Other income (expense):
Interest expense	(18,152)	(11,959)
Other income	-	4,313
Total other expense	(18,152)	(7,646)

Net loss before income taxes	(191,095)	(185,519)
Income taxes	-	-
Net loss	$(191,095)	$(185,519)

Revenue and Cost

We had no sales and cost for the nine months ended March 31, 2018 and 2017.

Operating expenses

During the nine months ended March 31, 2018, our total operating expenses were $172,943, a slight decrease of $4,930 or 3% as compared to $177,873 for the nine months ended March 31, 2017. The main decrease was due to decrease in office expenses.

Net loss

For the nine months ended March 31, 2018 we incurred a net loss of $191,095, as compared to a net loss of $185,519 for the nine months ended March 31, 2017, an increase of $5,576 or 3%. This increase was primarily due to the increase in interest expense.

Comparison of the three months ended March 31, 2018 and 2017:

	For Three Months Ended March 31,
	2018	2017

Operating expenses
Selling, general and administrative	$39,349	$36,343
Depreciation expenses	354	379
Total operating expenses	39,703	36,722

Other expense:
Interest expense	(7,038)	(3,785)
Total other expense	(7,038)	(3,785)

Net loss before income taxes	(46,741)	(40,507)
Income taxes	-	-
Net loss	$(46,741)	$(40,507)

Revenue and Cost

We had no sales and cost for the three months ended March 31, 2018 and 2017.

Operating expenses

During the three months ended March 31, 2018, our total operating expenses were $39,703, an increase of $2,981 or 8% as compared to $36,722 for the three months ended March 31, 2017. The main increase was due to increase in office expenses.

Net loss

For the three months ended March 31, 2018 we incurred a net loss of $46,741, as compared to a net loss of $40,507 for the three months ended March 31, 2017, an increase of $6,234 or 15%. This increase was primarily due to the increases in operating expenses and interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2018	2017

Net cash used in operating activities	$(134,052)	$(149,956)
Net cash provided by investing activities	-	30,004
Net cash provided by financing activities	122,993	93,628
Effect of exchange rate changes on cash and cash equivalents	573	(2,180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,486)	(28,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,713	$8,686

As of March 31, 2018, we had cash of $2,713 in our bank accounts and a working capital deficit of $906,376.

For the nine months ended March 31, 2018, we used net cash of $134,052 in operating activities, compared to net cash used of $149,956 in operating activities during the same period of 2017. The decrease of $15,904 for net cash used in operating activities was mainly due to increase in accrued liabilities and other payable.

During the nine months ended March 31, 2017, we received net cash of $30,004 from investing activities, which was from collection of notes receivable.

During the nine months ended March 31, 2018, we received net cash of $122,993 from financing activities, compared to net cash received of $93,628 in financing activities during the same period in fiscal year 2017. The increase of $29,365 in net cash provided by financing activities was mainly due to increase in advances received from a related party.

Our cash level decreased by $10,486 during the nine months ended March 31, 2018, compared to a decrease of $28,504 in the same period of 2017. The changes in cash were a result of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 15, 2018	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)