Form 10-K
period 2018-06-30
CHINA MEDIA INC.
filed 2018-09-28
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Emerging growth company [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2017 (11,243,000) was $1,124,300 based on a $0.10 closing price for the Common Stock on December 31, 2017. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 28, 2018.

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

Organization

On November 30, 2009, we closed a share exchange agreement (the “Share Exchange Agreement”) with Vallant Pictures Entertainment Co., Ltd., a company incorporated under the laws of the British Virgin Islands (“Vallant”) and Bin Li, our Director and the former sole shareholder of Vallant. According to the terms of the Share Exchange Agreement, we agreed to acquire the sole issued and outstanding common share of Vallant from Bin Li in exchange for 7,000 shares of our common stock. As a result of the Share Exchange Agreement, Vallant became our wholly owned subsidiary. Vallant has entered into a series of contractual obligations with Xi'An TV Media Co., Ltd., a company incorporated under the laws of the People's Republic of China (“Xi'An TV”) that is engaged in the business of producing and developing television programming for the Chinese market, as well as the holders of 62.61% of the voting shares of Xi'An TV (the “Xi'An TV Shareholders”).  Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China. Other than pursuant to the contractual arrangements between Vallant and Xi’An TV described below, Xi’An TV cannot transfer 100% (62.61% until September 17, 2010) of the funds generated from their operations.

On June 20, 2007, Vallant entered into the following contractual arrangements with Xi’An TV and the Xi’An TV Shareholders:

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

Business Overview:

For the year ended June 30, 2018, our business and operation remained virtually the same as the year ended June 30, 2017.

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2018 and 2017.

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

Employees

We currently have six full-time employees including our Chief Financial Officer and Chief Executive Officer.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space for the following business purpose:

●

 Corporate Office: Room 10128, No. 269-5-1 Taibai South Road, Yanta District, Xi’An, Shaan'Xi Province, China, with an area of 319.07 square meters. Lease term: from January 1, 2015 to December 31, 2022. The rent is approximately $21,000 per year.

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

The range of high and low bid quotations by quarters from July 1, 2016 through June 30, 2018 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2018 to 06/30/2018	$ 0.01	$ 0.01
01/01/2018 to 03/31/2018	$ 0.01	$ 0.01
10/01/2017 to 12/31/2017	$ 0.01	$ 0.01
07/01/2017 to 09/30/2017	$ 0.01	$ 0.01

04/01/2017 to 06/30/2017	$ 0.01	$ 0.01
01/01/2017 to 03/31/2017	$ 0.01	$ 0.01
10/01/2016 to 12/31/2016	$ 0.01	$ 0.01
07/01/2016 to 09/30/2016	$ 0.01	$ 0.01

Holders

As of September 28, 2018 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2018 and as of September 28, 2018 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2018.

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

Liquidity and Capital Resources

For the years ended June 30, 2018 and 2017

As of June 30, 2018 we had $7,179 in cash, current assets of $11,099, current liabilities of $919,722 and working capital deficit of $908,623. As of June 30, 2017 we had $13,199 in cash, current assets of $27,941, current liabilities of $702,022 and working capital deficit of $674,081. As of June 30, 2018 we had total assets of $781,779, compared to total assets of $1,519,763 as of June 30, 2017.

During the year ended June 30, 2018, we used net cash of $190,416 in operating activities, compared to net cash used of $191,828 in operating activities during the year ended June 30, 2017. The decrease of $1,412 for net cash used in operating activities was mainly due to increase in the changes in accrued liabilities and other payable.

During the year ended June 30, 2018, there was no cash generated from investing activities. During the year ended June 30, 2017, we received net cash of $30,004 from investing activities. The $30,004 was from collection of notes receivables.

During the year ended June 30, 2018, we received net cash of $183,971 from financing activities, compared to net cash received of $139,365 in financing activities during the year ended June 30, 2017. The increase of $44,606 in net cash provided by financing activities was mainly due to the increase in proceeds from a related party.

Our net cash level decreased by $6,020 during the year ended June 30, 2018, compared to a decrease of $23,991 during the year ended June 30, 2017. The changes in cash were a result of the factors described above.

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

We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our films and television series and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months (beginning October 2018) will be approximately $11,650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2018 and 2017:

	For The Years Ended June 30
	2018	2017

Operating expenses
Selling, general and administrative expenses	$990,921	$2,984,397
Depreciation and amortization expense	1,347	1,555
Total operating expenses	992,268	2,985,952

Other income (expenses):
Interest expense	(26,277)	(14,320)
Other income	-	4,313
Total other expenses	(26,277)	(10,007)

Net loss before income taxes	(1,018,545)	(2,995,959)
Income taxes	-	-
Net loss	$(1,018,545)	$(2,995,959)

Revenues and cost

We had no sales and cost for the years ended June 30, 2018 and 2017.

Operating Expenses

During the year ended June 30, 2018 our total operating expenses were $992,268, a decrease of $1,993,684 as compared to $2,985,952 for the year ended June 30, 2017. The main decrease was relevant to decrease in bad debt expenses.

Net Loss

For the year ended June 30, 2018 we incurred a net loss of $1,018,545, as compared to a net loss of $2,995,959 for the year ended June 30, 2017, a decrease of $1,977,414. This decrease was primarily due to the decrease in operating expenses.

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

Fair Value of Financial Instruments

The fair value of financial instruments, which consist of cash and cash equivalents, prepaid and other receivable, accounts payable, accrued liabilities and other payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2018 and 2017, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

China Media Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2008.

Houston, Texas

September 28, 2018

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2018	JUNE 30, 2017
Assets
Current assets
Cash and cash equivalents	$ 7,179	$ 13,199
Prepaid and other receivable, net of allowance of $122,544 and $109,302 at June 30, 2018 and 2017, respectively	3,920	14,742
Total current assets	11,099	27,941

Fixed assets, net	15,285	16,222
Film costs	755,395	737,800
Prepaid and other assets, non-current, net of allowance of $784,095 and $28,036 at June 30, 2018 and 2017, respectively	-	737,800

Total assets	$ 781,779	$ 1,519,763

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 9,145	$ 9,001
Accrued liabilities and other payable	312,851	285,813
Due to related party	597,726	407,208
Total current liabilities	919,722	702,022
Total liabilities	919,722	702,022

Stockholders' equity (deficit)
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2018 and 2017	$ 398	$ 398
Additional paid-in capital	11,298,300	11,272,079
Accumulated other comprehensive income	619,693	583,053
Accumulated deficit	(12,056,334)	(11,037,789)
Total stockholders' equity (deficit)	(137,943)	817,741

Total liabilities and stockholders' equity (deficit)	$ 781,779	$ 1,519,763

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	FOR THE YEARS ENDED JUNE 30,
	2018	2017

Selling, general and administrative	$ 990,921	$ 2,984,397
Depreciation and amortization expense	1,347	1,555
Total operating expenses	992,268	2,985,952

Other income (expense)
Interest expense	(26,277)	(14,320)
Other income	-	4,313
Net loss before income taxes	(1,018,545)	(2,995,959)
Income taxes	-	-
Net loss	$ (1,018,545)	$ (2,995,959)

Comprehensive loss
Net loss	(1,018,545)	(2,995,959)
Foreign currency translation adjustment	36,640	(91,938)
Comprehensive loss	$ (981,905)	$ (3,087,897)

Net loss per common share, basic and diluted	$ (0.03)	$ (0.08)
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount

Balance, June 30, 2016	39,750,000	$ 398	$ 11,257,801	$ 674,991	$ (8,041,830)	$ 3,891,360

Foreign currency translation adjustment	-	-	-	(91,938)	-	(91,938)

Imputed interest on related party loan	-	-	14,278	-	-	14,278

Net loss	-	-	-	-	(2,995,959)	(2,995,959)

Balance, June 30, 2017	39,750,000	$ 398	$ 11,272,079	$ 583,053	$ (11,037,789)	$ 817,741

Foreign currency translation adjustment	-	-	-	36,640	-	36,640

Imputed interest on related party loan	-	-	26,221	-	-	26,221

Net loss	-	-	-	-	(1,018,545)	(1,018,545)

Balance, June 30, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30,
2018	2017
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (1,018,545)	$ (2,995,959)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	26,221	14,278
Depreciation expense	1,347	1,555
Bad debt expense	779,439	2,783,418
Changes in operating assets and liabilities:
Prepaid and other receivable	546	(113)
Accrued liabilities and other payable	20,576	4,993
Net cash used in operating activities	(190,416)	(191,828)

CASH FLOWS INVESTING ACTIVITIES
Collection of notes receivable	-	30,004
Net cash provided by investing activities	-	30,004

CASH FLOWS FINANCING ACTIVITIES
Proceeds from related parties	183,971	139,365
Net cash provided by financing activities	183,971	139,365

Effect of exchange rate changes on cash and cash equivalents	425	(1,532)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,020)	(23,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	13,199	37,190
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 7,179	$ 13,199

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

The fair value of financial instruments, which consist of cash and cash equivalents, prepaid and other receivable, accounts payable, accrued liabilities and other payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Other Receivable

Other receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to other receivable.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2018	6.6191	6.5052
Year ended June 30, 2017	6.7769	6.8114

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2018 and 2017, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2018. The Company also generated negative operating cash flows for the year ended June 30, 2018.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to raise additional funds by way of cooperation with other film and television producers, obtaining loans from shareholders and borrowing from Dean Li, the President and Chief Executive Officer of the Company, to fund operations. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern

NOTE 3. Prepaid and Other Receivable

	June 30,
	2018	2017

Prepaid and other receivable	$ 126,464	$ 124,044
Bad debt allowance	122,544	109,302
Prepaid and other receivable, net	$ 3,920	$ 14,742

The bad debt expense recorded for the years ended June 30, 2018 and 2017 was $10,823 and $108,748, respectively.

NOTE 4. Fixed Assets

Fixed assets consist of the following:

	June 30,
Asset Category	2018	2017
Electronic Equipment	$164,192	$160,368
Communication Equipment	647	632
Machinery Equipment	88,221	86,166
Automobiles	48,217	47,094
Office Furniture	2,251	2,198
	303,528	296,458
Less: Accumulated depreciation	(288,243)	(280,236)
Fixed assets, net	$ 15,285	$ 16,222

Depreciation expense for the years ended June 30, 2018 and 2017 was $1,347 and $1,555, respectively.

NOTE 5. Film Costs

Film costs consist of the following:

June 30,
2018	2017

Completed and not released:

In development - Film	$ 755,395	$ 737,800
Film costs	$ 755,395	$ 737,800

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd., a related party, and the payment was made in August 2015. Also see Note 7.

NOTE 6. Prepaid and Other Assets, Non-current

In November 2015, the Company entered into an agreement with Xi’an Lianying Network Culture Media Co., Ltd. to invest RMB 5 million (approximately $752,627 at the time of investment) in the advertising, promotion and publicizing of a new film that is in the preparation stage. The prepayment was made in November 2015 and is non-refundable pursuant to the agreement. The prepayment will be amortized within the period of promotion process which will begin once the production of the film starts. As of June 30, 2018, the production of the film has not started, the Company reserved full allowance of RMB 5 million (approximately $752,627) against the prepayment.

The Company prepaid another RMB 190,000 (approximately $28,036) for the writing of one film script which was not completed as of June 30, 2018. Of the total RMB 190,000, RMB 160,000 (approximately $23,500) was paid in 2010 and remaining RMB 30,000 (approximately $4,536) was paid in 2011. An allowance of RMB 190,000 (approximately $28,036) was reserved by the Company against the prepayment as of June 30, 2018 and 2017.

NOTE 7. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company.  As of June 30, 2018 and 2017, the Company owed Dean Li $597,726 and $407,208, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67%-5.34% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of June 30, 2018, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 8. Income Taxes

China Media is incorporated in the State of Nevada and is subject to the United States Federal and state income tax at a statutory rate of 21%. No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Vallant is incorporated in the British Virgin Islands (“BVI”) and under the current laws of the BVI, is not subject to income taxes.

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. No provision for income taxes has been made as Xi’An TV had no taxable income for the years ended June 30, 2018 and 2017.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2018	2017
U.S. statutory rate	21.0%	34.0%
Foreign income not recognized in the U.S.	-21.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	-24.7%	-27.1%
Effect of expenses not deductible for tax purposes	-0.3%	2.1%
Effective tax rate	0%	0%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2018	June 30, 2017
Deferred tax assets
Net operating losses	$ 276,110	$ 161,751
Total deferred income tax assets	276,110	161,751
Less: Valuation allowance	(276,110)	(161,751)
Net deferred income tax assets	$ -	$ -

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 34% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. With the enactment of the Act, the Company’s financial results for the year ended June 30, 2018 included a re-valuation of the U.S. deferred tax assets and corresponding valuation allowance at the new lower 21% U.S. federal statutory tax rate. There was no impact of the re-valuation to the net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. The Company has suffered recurring losses from operations and retained an accumulated deficit of  $12,056,334 as of June 30, 2018, therefore did not recognize any one-time transition tax. The actual impact of the Act on the Company may differ from management’s estimates, and management may update its judgments based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

The Company has net taxable operating loss carry forwards of approximately $1,104,439 for the year ended June 30, 2018. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that not all of the deferred income tax assets will be realized. Consequently, a full valuation allowance has been established for deferred income tax assets as of June 30, 2018.

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

NOTE 9. Commitments and Contingencies

On January 1, 2015, the Company entered into a lease agreement to lease its main office for a monthly rent of RMB 11,167 (approximately $1,737). The lease had a term of three years and expired on December 31, 2017. On January 1, 2018, the Company renewed this lease for another five years with the lease term remaining unchanged.

The Company’s commitments for minimum lease payments under the non-cancelable operating leases are as follows:

For The Years Ended June 30,
2019	$ 20,600
2020	$ 20,600
2021	$ 20,600
2022	$ 20,600
2023 and thereafter	$ 10,300
Total:	$ 92,700

Rent expense for the years ended June 30, 2018 and 2017 was $27,462 and $26,411, respectively.

NOTE 10. Subsequent Event

On August 10, 2018 and September 13, 2018, the Company borrowed a loan of RMB 175,000 (approximately $25,571) and RMB 7,000 (approximately $1,023), respectively, from Dean Li, the President and Chief Executive Officer of the Company. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The annual interest rate in the range of 4.67%-5.34% with reference to one-year loan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2018.

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

As of June 30, 2018, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there are two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such as that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	54	President, Chief Executive Officer, Secretary and Director
Ruijuan Hou	29	Chief Financial Officer, Principal Accounting Officer and Treasurer
Bin Li	49	Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2018 2017	$19,581 $8,809	None None	$19,581 $8,809

Ruijuan Hou, Chief Financial Officer and Treasurer	2018 2017	$0 $0	None None	$0 $0

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2018, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2018, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2018 and 2017 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2018.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2018.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 28, 2018, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 28, 2018 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	Wenxin Nie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	3,000,000	7.55%
	All Others as a Group	23,509,000	59.15%

(1)	Bin Li is our Director.
(2)	Dean Li is our President, Chief Executive Officer, Secretary and Director. (3) Based on 39,750,000 issued and outstanding shares of our common stock as of September 28, 2018.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company.  As of June 30, 2018 and 2017, the Company owed Dean Li $597,726 and $407,208, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.67%-5.34% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of June 30, 2018, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30
	2018	2017
Audit Fees	$ 66,000	$ 66,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 66,000	$ 66,000

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

CHINA MEDIA INC.

Date: September 28, 2018	/s/Dean Li
Dean Li
Chief Executive Officer