Form 10-Q
period 2018-09-30
CHINA MEDIA INC.
filed 2018-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

[ ] Yes   [X] No

As of November 14, 2018, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2018

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and June 30, 2018
Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2018 and 2017 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2018	JUNE 30, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,796	$ 7,179
Prepaid and other receivable, net of allowance of $118,129 and $122,544 at September 30, 2018 and June 30, 2018, respectively	3,779	3,920
Total current assets	5,575	11,099

Fixed assets, net	14,733	15,285
Film costs	728,173	755,395

Total assets	$ 748,481	$ 781,779

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,372	$ 9,145
Accrued liabilities and other payable	322,477	312,851
Due to related party	603,419	597,726
Total current liabilities	940,268	919,722

Total liabilities	940,268	919,722

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2018 and June 30, 2018	398	398
Additional paid-in capital	11,305,101	11,298,300
Accumulated other comprehensive income	625,104	619,693
Accumulated deficit	(12,122,390)	(12,056,334)
Total stockholders' deficit	(191,787)	(137,943)

Total liabilities and stockholders' deficit	$ 748,481	$ 781,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2018		2017

Selling, general and administrative	$ 59,208	$ 58,739
Depreciation and amortization expense	-	385
Total operating expenses	59,208	59,124

Other expense
Interest expense	(6,848)	(5,127)
Net loss before income taxes	(66,056)	(64,251)
Income taxes	-	-
Net loss	$ (66,056)	$ (64,251)

Comprehensive loss
Net loss	(66,056)	(64,251)
Foreign currency translation adjustment	5,411	14,953
Comprehensive loss	$ (60,645)	$ (49,298)
Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (66,056)	$ (64,251)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	6,801	5,078
Depreciation expense	-	385
Changes in operating assets and liabilities:
Accounts payable	5,500	-
Accrued liabilities and other payable	21,095	12,545
Net cash used in operating activities	(32,660)	(46,243)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	27,487	41,224
Net cash provided by financing activities	27,487	41,224

Effect of exchange rate changes on cash and cash equivalents	(210)	232
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,383)	(4,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,796	$ 8,412

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2018 have been omitted.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2018. The Company also generated negative operating cash flows and incurred net loss for the three months ended September 30, 2018.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of September 30, 2018 and June 30, 2018, the Company owed Dean Li $603,419 and $597,726, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.43%-5.34% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. As of September 30, 2018, the film was still in preparation stage. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd.

NOTE 4. Subsequent Event

On October 31, 2018 and November 1, 2018, the Company borrowed a loan of RMB 205,886 (approximately $29,541) and RMB 16,500 (approximately $2,376) from Dean Li, the President and Chief Executive Officer of the Company. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The annual interest rate in the range of 4.43%-5.34% with reference to one-year loan.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017:

	For Three Months Ended September 30,
	2018	2017

Operating expenses
Selling, general and administrative	$59,208	$58,739
Depreciation and amortization expenses	-	385
Total operating expenses	59,208	59,124

Other expenses:
Interest expense	(6,848)	(5,127)
Total other expenses	(6,848)	(5,127)

Net loss before income taxes	(66,056)	(64,251)
Income taxes	-	-
Net loss	$(66,056)	$(64,251)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2018 and 2017.

Operating expenses

During the three months ended September 30, 2018, our total operating expenses were $59,208, a slight increase of $84 as compared to $59,124 for the three months ended September 30, 2017. The operating expenses are relatively stable.

Net loss

For the three months ended September 30, 2018, we incurred a net loss of $66,056, as compared to a net loss of $64,251 for the three months ended September 30, 2017, a slight increase of $1,805. This increase was primarily due to the increase in interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2018	2017

Net cash used in operating activities	$(32,660)	$(46,243)
Net cash provided by financing activities	27,487	41,224
Effect of exchange rate changes on cash and cash equivalents	(210)	232
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,383)	(4,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,796	$8,412

As of September 30, 2018, we had cash of $1,796 in our bank accounts and a working capital deficit of $934,693.

During the three months ended September 30, 2018, we used net cash of $32,660 in operating activities, compared to net cash used of 46,243 in operating activities during the same period of 2017. The decrease of $13,583 for net cash used in operating activities was mainly due to increase in the changes in accounts payable, accrued liabilities and other payable.

During the three months ended September 30, 2018, we received net cash of $27,487 from financing activities, compared to net cash received of $41,224 in financing activities during the same period of 2017. The decrease in net cash provided by financing activities was mainly due to the decrease in loan from related party.

Our cash level decreased by $5,383 during the three months ended September 30, 2018, compared to a decrease of $4,787 in the same period of 2017. The changes in cash were a result of the factors described above.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing and partnerships with finance groups on television and movie projects.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 201810-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2018.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2018	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)