Form 10-Q
period 2018-12-31
CHINA MEDIA INC.
filed 2019-02-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

[ ] Yes   [X] No

As of February 14, 2019, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2018

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and June 30, 2018
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2018 and 2017 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2018	JUNE 30, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 3,565	$ 7,179
Prepaid and other receivable, net of allowance of $117,959 and $122,544 at December 31, 2018 and June 30, 2018, respectively	3,773	3,920
Total current assets	7,338	11,099

Fixed assets, net	14,712	15,285
Film costs, net	-	755,395

Total assets	$ 22,050	$ 781,779

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 8,914	$ 9,145
Accrued liabilities and other payable	339,443	312,851
Due to related parties	652,914	597,726
Total current liabilities	1,001,271	919,722

Total liabilities	1,001,271	919,722

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2018 and June 30, 2018	$ 398	$ 398
Additional paid-in capital	11,311,784	11,298,300
Accumulated other comprehensive income	626,928	619,693
Accumulated deficit	(12,918,331)	(12,056,334)
Total stockholders' deficit	(979,221)	(137,943)

Total liabilities and stockholders' deficit	$ 22,050	$ 781,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2018	2017	2018	2017

Selling, general and administrative	$ 119,464	$ 132,484	$ 60,256	$ 73,745
Depreciation and amortization expense	-	756	-	371
Impairment loss	729,001	-	729,001	-
Total operating expenses	848,465	133,240	789,257	74,116

Other expense
Interest expense	(13,532)	(11,114)	(6,684)	(5,987)
Net loss before income taxes	(861,997)	(144,354)	(795,941)	(80,103)
Income taxes	-	-	-	-
Net loss	$ (861,997)	$ (144,354)	$ (795,941)	$ (80,103)

Comprehensive loss
Net loss	(861,997)	(144,354)	(795,941)	(80,103)
Foreign currency translation adjustment	7,235	31,352	1,824	16,399
Comprehensive loss	$ (854,762)	$ (113,002)	$ (794,117)	$ (63,704)

Net loss per common share-basic and diluted	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2018	2017
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (861,997)	$ (144,354)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	13,484	11,061
Depreciation expense	-	756
Impairment loss on film costs	729,001	-
Changes in operating assets and liabilities:
Accrued liabilities and other payable	38,400	25,067
Net cash used in operating activities	(81,112)	(107,470)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	77,758	100,446
Net cash provided by financing activities	77,758	100,446

Effect of exchange rate changes on cash and cash equivalents	(260)	403
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,614)	(6,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 3,565	$ 6,578

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2018. The Company also generated negative operating cash flows for the six months ended December 31, 2018.

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

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of December 31, 2018 and June 30, 2018, the Company owed Dean Li $652,914 and $597,726, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 4.25%-5.34% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd. As of December 31, 2018, the production of the film has not started; the Company reserved full allowance of RMB 5 million (approximately $752,627) against the film costs.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 4 for more details.

NOTE 4. Commitments and Contingencies

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700). The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

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

Results of Operations

Comparison of the six months ended December 31, 2018 and 2017:

	For Six Months Ended December 31,
	2018	2017

Operating expenses
Selling, general and administrative	$119,464	$132,484
Depreciation and amortization expenses	-	756
Impairment loss	729,001	-
Total operating expenses	848,465	133,240

Other expense:
Interest expense	(13,532)	(11,114)
Total other expense	(13,532)	(11,114)

Net loss before income taxes	(861,997)	(144,354)
Income taxes	-	-
Net loss	$(861,997)	$(144,354)

Revenue and Cost

We had no sales and cost for the six months ended December 31, 2018 and 2017.

Operating expenses

During the six months ended December 31, 2018, our total operating expenses were $848,465, an increase of $715,225 or 537% as compared to $133,240 for the six months ended December 31, 2017. The main increase was due to increase in impairment loss on film costs, which was offset by the decrease in payroll, transportation and hospitality expenses.

Net loss

For the six months ended December 31, 2018, we incurred a net loss of $861,997, as compared to a net loss of $144,354 for the six months ended December 31, 2017, an increase of $717,643 or 497%. This increase was primarily due to the increase in operating expenses.

Comparison of the three months ended December 31, 2018 and 2017:

	For Three Months Ended December 31,
	2018	2017

Operating expenses
Selling, general and administrative	$60,256	$73,745
Depreciation and amortization expenses	-	371
Impairment loss	729,001	-
Total operating expenses	789,257	74,116

Other expense:
Interest expense	(6,684)	(5,987)
Total other expense	(6,684)	(5,987)

Net loss before income taxes	(795,941)	(80,103)
Income taxes	-	-
Net loss	$(795,941)	$(80,103)

Revenue and Cost

We had no sales and cost for the three months ended December 31, 2018 and 2017.

Operating expenses

During the three months ended December 31, 2018, our total operating expenses were $789,257, a decrease of $715,141 or 965% as compared to $74,116 for the three months ended December 31, 2017. The main increase was due to increase in impairment loss on film costs, which was offset by the decrease in payroll, transportation and hospitality expenses.

Net loss

For the three months ended December 31, 2018, we incurred a net loss of $795,941, as compared to a net loss of $80,103 for the three months ended December 31, 2017, a decrease of $715,838 or 894%. This increase was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2018	2017

Net cash used in operating activities	$(81,112)	$(107,470)
Net cash provided by financing activities	77,758	100,446
Effect of exchange rate changes on cash and cash equivalents	(260)	403
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,614)	(6,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,565	$6,578

As of December 31, 2018 we had cash of $3,565 in our bank accounts and a working capital deficit of $993,933.

For the six months ended December 31, 2018, we used net cash of $81,112 in operating activities, compared to net cash used of $107,470 in operating activities during the same period of 2017. The decrease of $26,358 for net cash used in operating activities was mainly due to decrease in the changes in accrued liabilities and other payable.

During the six months ended December 31, 2018, we received net cash of $77,758 from financing activities, compared to net cash received of $100,446 in financing activities during the same period in fiscal year 2017. The decrease of $22,688 in net cash provided by financing activities was mainly due to decrease in proceeds received from a related party.

Our cash level decreased by $3,614 during the six months ended December 31, 2018, compared to a decrease of $6,621 in the same period of 2017. The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2018.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 14, 2019	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)