Form 10-Q
period 2019-03-31
CHINA MEDIA INC.
filed 2019-05-10
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

[ ] Yes   [X] No

As of May 9, 2019, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2019

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2018

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2019 and 2018 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended March 31, 2019 and 2018 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019	JUNE 30, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 3,291	$ 7,179
Prepaid and other receivable, net of allowance of $120,864 and $122,544 at March 31, 2019 and June 30, 2018, respectively	3,867	3,920
Total current assets	7,158	11,099

Fixed assets, net	15,075	15,285
Film costs, net	-	755,395

Total assets
	$ 22,233	$ 781,779
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,651	$ 9,145
Accrued liabilities and other payable	363,685	312,851
Due to related party	680,749	597,726
Total current liabilities	1,059,085	919,722

Total liabilities	1,059,085	919,722

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2019 and June 30, 2018	$ 398	$ 398
Additional paid-in capital	11,317,917	11,298,300
Accumulated other comprehensive income	606,927	619,693
Accumulated deficit	(12,962,094)	(12,056,334)
Total stockholders' deficit	(1,036,852)	(137,943)

Total liabilities and stockholders' deficit	$ 22,233	$ 781,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018	2019	2018

Selling, general and administrative	$ 153,152	$ 171,833	$ 33,688	$ 39,349
Depreciation and amortization expense	-	1,110	-	354
Impairment loss on film costs	732,944	-	3,943	-
Total operating expenses	886,096	172,943	37,631	39,703

Other expense
Interest expense	(19,664)	(18,152)	(6,132)	(7,038)
Net loss before income taxes	(905,760)	(191,095)	(43,763)	(46,741)
Income taxes	-	-	-	-
Net loss	$ (905,760)	$ (191,095)	$ (43,763)	$ (46,741)

Comprehensive loss
Net loss	(905,760)	(191,095)	(43,763)	(46,741)
Foreign currency translation adjustment	(12,766)	57,534	(20,001)	26,182
Comprehensive loss	$ (918,526)	$ (133,561)	$ (63,764)	$ (20,559)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Shares	Amount

Balance, July 1, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693
Foreign currency translation adjustment	-	-	-	5,411
Imputed interest on related party loan	-	-	6,801	-
Net loss	-	-	-	-

Balance, September 30, 2018	39,750,000	398	11,305,101	625,104

Foreign currency translation adjustment	-	-	-	1,824
Imputed interest on related party loan	-	-	6,683	-
Net loss	-	-	-	-

Balance, December 31, 2018	39,750,000	398	11,311,784	626,928
Foreign currency translation adjustment	-	-	-	(20,001)
Imputed interest on related party loan	-	-	6,133	-
Net loss	-	-	-	-

Balance, March 31, 2019	39,750,000	$ 398	$ 11,317,917	$ 606,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Shares	Amount

Balance, July 1, 2017	39,750,000	$ 398	$ 11,272,079	$ 583,053
Foreign currency translation adjustment	-	-	-	14,953
Imputed interest on related party loan	-	-	5,078	-
Net loss	-	-	-	-

Balance, September 30, 2017	39,750,000	398	11,277,157	598,006

Foreign currency translation adjustment	-	-	-	16,399
Imputed interest on related party loan	-	-	5,983	-
Net loss	-	-	-	-

Balance, December 31, 2017	39,750,000	398	11,283,140	614,405
Foreign currency translation adjustment	-	-	-	26,182
Imputed interest on related party loan	-	-	7,036	-
Net loss	-	-	-	-

Balance, March 31, 2018	39,750,000	$ 398	$ 11,290,176	$ 640,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE MONTHS ENDED MARCH 31,
	2019	2018
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (905,760)	$ (191,095)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	19,617	18,097
Depreciation expense	-	1,110
Impairment loss on film costs	732,944	-
Changes in operating assets and liabilities:
Accounts payable	5,500	-
Accrued liabilities and other payable	54,231	37,836
Net cash used in operating activities	(93,468)	(134,052)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	89,742	122,993
Net cash provided by financing activities	89,742	122,993

Effect of exchange rate changes on cash and cash equivalents	(162)	573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,888)	(10,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 3,291	$ 2,713

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

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

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The amendments are effective upon addition to the FASB Accounting Standards Codification. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for public entities with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements.  ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is currently evaluating the impact of the adoption of ASC 842 on its consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 2019. The Company also generated negative operating cash flows for the nine months ended March 31, 2019.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of March 31, 2019 and June 30, 2018, the Company owed Dean Li $680,749 and $597,726, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.67%-5.34% with reference to one-year loan.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd. As of March 31, 2019, the production of the film has not started; the Company reserved full allowance of RMB 5 million (approximately $732,944) against the film costs.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 4 for more details.

NOTE 4. Commitments and Contingencies

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai owned by Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

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

Results of Operations

Comparison of the nine months ended March 31, 2019 and 2018:

	For Nine Months Ended March 31,
	2019	2018

Operating expenses
Selling, general and administrative	$153,152	$171,833
Depreciation and amortization expenses	-	1,110
Impairment loss on film costs	732,944	-
Total operating expenses	886,096	172,943

Other expense:
Interest expense	(19,664)	(18,152)
Total other expense	(19,664)	(18,152)

Net loss before income taxes	(905,760)	(191,095)
Income taxes	-	-
Net loss	$(905,760)	$(191,095)

Revenue and Cost

We had no sales and cost for the nine months ended March 31, 2019 and 2018.

Operating expenses

During the nine months ended March 31, 2019, our total operating expenses were $886,096, an increase of $713,153 or 412% as compared to $172,943 for the nine months ended March 31, 2018. The main increase was due to increase in impairment loss on film costs, which was offset by the decrease in payroll, transportation and hospitality expenses.

Net loss

For the nine months ended March 31, 2019, we incurred a net loss of $905,760, as compared to a net loss of $191,095 for the nine months ended March 31, 2018, an increase of $714,665 or 374%. This increase was primarily due to the increase in operating expenses.

Comparison of the three months ended March 31, 2019 and 2018:

	For Three Months Ended March 31,
	2019	2018

Operating expenses
Selling, general and administrative	$33,688	$39,349
Depreciation and amortization expenses	-	354
Impairment loss on film costs	3,943	-
Total operating expenses	37,631	39,703

Other expense:
Interest expense	(6,132)	(7,038)
Total other expense	(6,132)	(7,038)

Net loss before income taxes	(43,763)	(46,741)
Income taxes	-	-
Net loss	$(43,763)	$(46,741)

Revenue and Cost

We had no sales and cost for the three months ended March 31, 2019 and 2018.

Operating expenses

During the three months ended March 31, 2019, our total operating expenses were $37,631, a slight decrease of $2,072 or 5.2% as compared to $39,703 for the three months ended March 31, 2018. The main decrease was due to decrease in payroll expenses which was offset by the increase in impairment loss on film costs.

Net loss

For the three months ended March 31, 2019, we incurred a net loss of $43,763, as compared to a net loss of $46,741 for the three months ended March 31, 2018, a decrease net loss of $2,978 or 6.4%. This decrease was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2019	2018

Net cash used in operating activities	$(93,468)	$(134,052)
Net cash provided by financing activities	89,742	122,993
Effect of exchange rate changes on cash and cash equivalents	(162)	573
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,888)	(10,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,291	$2,713

As of March 31, 2019, we had cash of $3,291 in our bank accounts and a working capital deficit of $1,051,927.

For the nine months ended March 31, 2019, we used net cash of $93,468 in operating activities, compared to net cash used of $134,052 in operating activities during the same period of 2018. The decrease of $40,584 for net cash used in operating activities was mainly due to increase in the changes in accounts payable, accrued liabilities and other payable.

During the nine months ended March 31, 2019, we received net cash of $89,742 from financing activities, compared to net cash received of $122,993 in financing activities during the same period in fiscal year 2018. The decrease of $33,251 in net cash provided by financing activities was mainly due to decrease in proceeds received from a related party.

Our cash level decreased by $3,888 during the nine months ended March 31, 2019, compared to a decrease of $10,486 in the same period of 2018. The changes in cash were a result of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 9, 2019	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)