Form 10-K
period 2019-06-30
CHINA MEDIA INC.
filed 2019-09-27
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Non-accelerated filer [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018 (11,243,000) was $ 4,497,200 based on a $0. 40 closing price for the Common Stock on December 31, 2018. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 27, 2019.

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

On June 20, 2007,Vallant entered into the following contractual arrangements with Xi’An TV and the Xi’An TV Shareholders:

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

Business Overview:

For the year ended June 30, 2019, our business and operation remained virtually the same as the year ended June 30, 2018.

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

Name	Programming Type	Current Intellectual Property Income Rights
Special Mission	TV Series	Yes
Invisible Wings	Film	No (Sold)
Doctor County Mayor	TV Series	Yes
Lotus Lantern Prequel	TV Series	Yes
Fox-Hunting	TV Series	No (Sold)
Lucky Chicken	TV Series	Yes
Hard Corps	TV Series	Yes
Tianshan Urgency Action	TV Series	Yes
Drive Dragon Gate	TV Series	Yes
Lover’s Grief	TV Series	Yes
Desert Love Story	TV Series	No (Sold)
Gongtan Ancient Town of China	Documentary	Yes
Six Men’s Disasters in Tang Dynasty	TV Series Script	Yes
Lady Shexiang	TV Series	Yes
Xia Hai	TV Series	Yes

Huang TuNvNv	TV Series	Yes
Xiao Lao Xiang Jin Cheng	TV Series	Yes
Guo Men Ying Xiong	TV Series	Yes
The love of the Hawthron Tree	TV Series	Yes
Zhu De	TV Series	Yes
Qiang Xia	TV Series	Yes

We also own the copyright of our logo and all of the contents of our website, www.xatvm.com.

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2019 and 2018.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently rent one office space for the following business purpose:

●

 Corporate Office: Room 10128, No. 269-5-1 Taibai South Road, Yanta District, Xi’An, Shaan'Xi Province, China, with an area of 319.07 square meters. Lease term: from January 1, 2015 to December 31, 2022. The rent is approximately $20,000 per year.

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

The range of high and low bid quotations by quarters from July 1, 2017 through June 30, 2019 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2019 to 06/30/2019	$ 0.40	$ 0. 40
01/01/2019 to 03/31/2019	$ 0. 40	$ 0. 40
10/01/2018 to 12/31/2018	$ 0. 40	$ 0. 40
07/01/2018 to 09/30/2018	$ 0. 40	$ 0. 40

04/01/2018 to 06/30/2018	$ 0.01	$ 0.01
01/01/2018 to 03/31/2018	$ 0.01	$ 0.01
10/01/2017 to 12/31/2017	$ 0.01	$ 0.01
07/01/2017 to 09/30/2017	$ 0.01	$ 0.01

Holders

As of September 27, 2019 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2019 and as of September 27, 2019 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2019.

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

Liquidity and Capital Resources

For the years ended June 30, 2019 and 2018

As of June 30, 2019, we had $2,603 in cash, current assets of $6,383, current liabilities of $1,087,760 and working capital deficit of $1,081,377. As of June 30, 2018, we had $7,179 in cash, current assets of $11,099, current liabilities of $919,722 and working capital deficit of $908,623. As of June 30, 2019, we had total assets of $21,119, compared to total assets of $781,779as of June 30, 2018.

During the year ended June 30, 2019, we used net cash of $146,973 in operating activities, compared to net cash used of $190,416 in operating activities during the year ended June 30, 2018. The decrease of $43,443 for net cash used in operating activities was mainly due to increase in the changes in accrued liabilities and other payable.

During the year ended June 30, 2019, we received net cash of $142,628 from financing activities, compared to net cash received of $183,971 in financing activities during the year ended June 30, 2018. The decrease of $41,343 in net cash provided by financing activities was mainly due to decrease in proceeds received from a related party.

Our net cash level decreased by $4,576 during the year ended June 30, 2019, compared to a decrease of $6,020 during the year ended June 30, 2018. The changes in cash were a result of the factors described above.

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

We estimate that our expenses over the next 12 months (beginning October 2019) will be approximately $650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000

Management and operating costs	12 months	200,000
Salaries and consulting fees	12 months	200,000
General and administrative expenses	12 months	150,000
Total		650,000

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2019 and 2018:

	For The Years Ended June 30
	2019	2018

Operating expenses
Selling, general and administrative expenses	$206,553	$990,921
Depreciation and amortization expense	-	1,347
Impairment loss on film costs	732,966	-
Total operating expenses	939,519	992,268

Other expenses
Interest expense	25,187	26,277
Total other expenses	25,187	26,277

Net lossbefore income taxes	(964,706)	(1,018,545)
Income taxes	-	-
Net loss	$(964,706)	$(1,018,545)

Revenues and cost

We had no sales and cost for the years ended June 30, 2019 and 2018.

Operating Expenses

During the year ended June 30, 2019, our total operating expenses were $939,519, a decrease of $52,749 as compared to $992,268 for the year ended June 30, 2018. The main decrease was due to decrease in transportation expenses and bad debt expense which was offset by the increase in impairment loss on film costs.

Net Loss

For the year ended June 30, 2019,we incurred a net loss of $964,706, as compared to a net loss of $1,018,545for the year ended June 30, 2018, a decrease net loss of $53,839. This decrease was primarily due to the decrease in operating expenses.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2019 and 2018, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

China Media Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 2 7 , 2019

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2019	JUNE 30, 2018
Assets
Current assets
Cash and cash equivalents	$ 2,603	$ 7,179
Prepaid and other receivable, net of allowance of $118,145 and $122,544 at June 30, 2019 and 2018, respectively	3,780	3,920
Total current assets	6,383	11,099

Fixed assets, net	14,736	15,285
Film costs, net	-	755,395

Total assets	$ 21,119	$ 781,779

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 8,924	$ 9,145
Accrued liabilities and other payable	287,592	257,099
Accrued liabilities – related party	73,270	55,752
Due to related party	717,974	597,726
Total current liabilities	1,087,760	919,722
Total liabilities	1,087,760	919,722

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2019 and 2018, respectively	$ 398	$ 398
Additional paid-in capital	11,323,440	11,298,300
Accumulated other comprehensive income	630,561	619,693
Accumulated deficit	(13,021,040)	(12,056,334)
Total stockholders' deficit	(1,066,641)	(137,943)

Total liabilities and stockholders' deficit	$ 21,119	$ 781,779

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	FOR THE YEARS ENDED JUNE 30,
	2019	2018

Selling, general and administrative expense	$206,553	$990,921
Depreciation and amortization expense	-	1,347
Impairment loss on film costs	732,966	-
Total operating expenses	939,519	992,268

Other expense
Interest expense	25,187	26,277
Net loss before income taxes	(964,706)	(1,018,545)
Income taxes	-	-
Net loss	$ (964,706)	$ (1,018,545)

Comprehensive loss
Net loss	(964,706)	(1,018,545)
Foreign currency translation adjustment	10,868	36,640
Comprehensive loss	$ (953,838)	$ (981,905)

Net loss per common share, basic and diluted	$ (0.02)	$ (0.03)
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statement s of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, June 30, 2017	39,750,000	$ 398	$ 11,272,079	$ 583,053	$ (11,037,789)	$817,741

Foreign currency translation adjustment	-	-	-	36,640	-	36,640

Imputed interest on related party loan	-	-	26,221	-	-	26,221

Net loss	-	-	-	-	(1,018,545)	(1,018,545)

Balance, June 30, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)

Foreign currency translation adjustment	-	-	-	10,868	-	10,868

Imputed interest on related party loan	-	-	25,140	-	-	25,140

Net loss	-	-	-	-	(964,706)	(964,706)

Balance, June 30, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2019	2018
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (964,706)	$ (1,018,545)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	25,140	26,221
Depreciation expense	-	1,347
Bad debt expense	-	779,439
Impairment loss on film costs	732,966	-
Changes in operating assets and liabilities:
Prepaid and other receivable	-	546
Accrued liabilities and other payable	39,982	(24)
Accrued liabilities - related party	19,645	20,600
Net cash used in operating activities	(146,973)	(190,416)

CASH FLOWS FINANCING ACTIVITIES
Proceeds from related party	142,628	183,971
Net cash provided by financing activities	142,628	183,971

Effect of exchange rate changes on cash and cash equivalents	(231)	425
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,576)	(6,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	7,179	13,199
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 2,603	$ 7,179

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2019	6.8656	6.8216
Year ended June 30, 2018	6.6191	6.5052

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2019 and 2018, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard on July 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company estimates that approximately $66, 000 would be recognized as total right-of-use assets and total lease liabilities in the consolidated balance sheets as of July 1, 2019. However, the Company does not expect the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

In March 2019, the FASB issued ASU 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials,” in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, ASU 2019-02 requires that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2019. The Company also generated negative operating cash flows for the year ended June 30, 2019.

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

Reclassification

Certain amounts as of June 30, 2018 were reclassified for comparative presentation purposes. These reclassifications had no impact on net earnings and cash flows.

NOTE 3. Prepaid and Other Receivable

Prepaid and other receivable consist of the following:

	June 30
	2018	2019
Prepaid and other receivable	$121,925	$126,464
Less: Bad debt allowance	(118,145)	(122,544)
Prepaid and other receivable, net	$3,780	$3,920

The bad debt expense recorded for the years ended June 30, 2019 and 2018 was $0and $10,823, respectively.

NOTE 4. Fixed Assets

Fixed assets consist of the following:

	June 30, 2019	June 30, 2018
Asset Category
Electronic Equipment	$ 158,297	$ 164,192
Communication Equipment	623	647
Machinery Equipment	85,053	88,221
Automobiles	46,485	48,217
Office Furniture	2,170	2,251
	292,628	303,528
Less: Accumulated depreciation	(277,892)	(288,243)
Fixed assets, net	$ 14,736	$ 15,285

Depreciation expense for the years ended June 30, 2019 and 2018 was $0 and $1,347, respectively.

NOTE 5. Film Costs

Film costs consist of the following:

	June 30,
	2019	2018

In development - Film	$ 732,966	$ 755,395
Less: Impairment loss allowance	(732,966)	-
Film costs, net	$ -	$ 755,395

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627 at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd., a related party, and the payment was made in August 2015. As of June 30, 2019, the production of the film has not started; the Company reserved full allowance of RMB 5 million against the film costs. Also see Note 6.

NOTE 6. Related Party Transactions

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of June 30, 2019 and 2018, the Company owed Dean Li $717,974 and $597,726, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.42%-4.43%with reference to one-year loan.

T he Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022 . Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of June 30, 2019 and 2018, the Company owed Gede rent payable of $73,270 and $55,752, respectively. Also see Note 8.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627at the time of investment) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd. The film costs were fully impaired during the year ended June 30, 2019.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately

$30,616,700 when borrowed). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. Also see Note 8.

NOTE 7. Income Taxes

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

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. No provision for income taxes has been made as Xi’An TV had no taxable income for the years ended June 30, 2019 and 2018.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2019	2018
U.S. statutory rate	21.0%	21.0%
Foreign income not recognized in the U.S.	-21.0%	-21.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	51.0%	-24.7%
Effect of expenses not deductible for tax purposes	-76.0%	-0.3%
Effective tax rate	0%	0%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2019	June 30, 2018
Deferred tax assets
Net operating losses	$ 186,088	$ 276,110
Total deferred income tax assets	186,088	276,110
Less: Valuation allowance	(186,088)	(276,110)
Net deferred income tax assets	$ -	$ -

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. With the enactment of the Act, the Company’s financial results for the year ended June 30, 2019 included a re-valuation of the U.S. deferred tax assets and corresponding valuation allowance at the new lower 21% U.S. federal statutory tax rate. There was no impact of the re-valuation to the net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset.

The Company has net taxable operating loss carry forwards of approximately $744,351 for the year ended June 30, 2019. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that not all of the deferred income tax assets will be realized. Consequently, a full valuation allowance has been established for deferred income tax assets as of June 30, 2019.

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

NOTE 8. Commitments and Contingencies

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

The Company’s main office is leased from Gede, a related party. The Company’s commitments for minimum lease payments under the non-cancelable operating lease are as follows:

For The Years Ended June 30,
2020	$ 19,645
2021	19,645
2022	19,645
2023	9,822
2024 and thereafter	-
Total:	$ 68,757

Rent expense for the years ended June 30, 2019 and 2018 was $19,645 and $20,600, respectively.

NOTE 9. Subsequent Event

From July 1, 2019 to September 2 7 , 2019, the Company borrowed loans in total of RMB 176,877 (approximately $25,763) from Dean Li, the President and Chief Executive Officer of the Company. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The annual interest rate in the range of 3.42%-4.43% with reference to one-year loan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2019.

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

As of June 30, 2019, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there is one material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such as that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the failure to identify a lease agreement with related party and lack of control procedures designed to ensure all the related party transactions are identified and properly authorized and approved.

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

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	55	President, Chief Executive Officer, Secretary and Director
RuijuanHou	30	Chief Financial Officer, Principal Accounting Officer and Director
Bin Li	50	Director

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

Ruijuan Hou, Financial Officer, Principal Accounting Officer and Director

Ms. Ruijuan Hou graduated from Xi’an Science and Technology University in 2013 and received an accounting degree. From August 2013 to July 2014, she was the accounting staff at Shaanxi Hengtai Mingji Trade Co, Ltd. From August 2014 to July 2015, she was the head of the accounting department of Shaanxi Hengtai Mingji Trade Co, Ltd, in charge of the general accounting matters of the company

.

Bin Li, Director

Bin Li has served as our Director since July 7, 2009.  Mr. Li has 18 years of experience in the movie and TV industry in China.  In 2006, Mr. Li invested in China Media Inc. and became one of its major shareholders.  From 1987 to 1990, he served in the 77th unit of the Chinese People’s Liberation Army, and from 1991 to the present he has worked in production for Xi’An Movie Studio, one of the most famous movie studios in China.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2019 2018	$20,582 $19,581	None None	$20,582 $19,581

RuijuanHou, Chief Financial Officer and Director	2019 2018	$0 $0	None None	$0 $0

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2019, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2019, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2019 and 2018 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2019.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2019.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 27, 2019, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 27, 2019 there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	WenxinNie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	3,000,000	7.55%
	All Others as a Group	23,509,000	59.15%

(1)	Bin Li is our Director.
(2) (3)	Dean Li is our President, Chief Executive Officer, Secretary and Director Based on 39,750,000 issued and outstanding shares of our common stock as of September 27, 2019.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean Li, the President and Chief Executive Officer of the Company. As of June 30, 2019 and 2018, the Company owed Dean Li $717,974 and $597,726, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.86%-6.56% with reference to one-year loan.

On January 1, 2015, the Company entered into a lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”), a related party of the Company, to lease its main office for a monthly rent of RMB11,167 (approximately $1,637). The lease had a term of three years and expired on December 31, 2017. On January 1, 2018, the Company renewed this lease for another five years with the lease term remaining unchanged. As of June 30, 2019 and 2018, the Company owed Gede rent payable of RMB 503,040 (approximately $73,270) and RMB 369,031 (approximately $55,752), respectively.

In July 2015, the Company entered into an agreement to invest RMB 5 million (approximately $752,627) in a film that is produced by Beijing Huaxia Star Media Co., Ltd. and the payment was made in August 2015. Dean Li, the President and Chief Executive Officer of the Company, holds 13% equity interest in Beijing Huaxia Star Media Co., Ltd. As of June 30, 2019, the production of the film has not started. The Company reserved full allowance of RMB 5 million (approximately $752,627 at the time of investment) against the prepayment.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd., a related party of the Company.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2019 and for fiscal year ended June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2019	2018
Audit Fees	$ 65,400	$65,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 65,400	$65,400

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

CHINA MEDIA INC.

Date: September 27, 2019	/s/Dean Li
Dean Li
Chief Executive Officer