Form 10-Q
period 2019-09-30
CHINA MEDIA INC.
filed 2019-11-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

[ ] Yes   [X] No

As of November 14, 2019, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2019

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and June 30, 2019

Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2019 and 2018 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2019 and 2018 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019	JUNE 30, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,938	$ 2,603
Other receivable, net of allowance of $113,668 and $118,145 at September 30, 2019 and June 30, 2019, respectively	3,636	3,780
Total current assets	5,574	6,383

Fixed assets, net	14,177	14,736
Operating lease right-of-use asset – related party	56,152	-

Total assets	$ 75,903	$ 21,119

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,105	$ 8,924
Accrued liabilities and other payable	296,261	287,592
Accrued liabilities – related party	42,324	73,270
Operating lease liability, current – related party	49,214	-
Due to related party	717,282	717,974
Total current liabilities	1,119,186	1,087,760

Operating lease liability, non-current – related party	39,802	-

Total liabilities	1,158,988	1,087,760

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	398	398
Additional paid-in capital	11,330,244	11,323,440
Accumulated other comprehensive income	671,844	630,561
Accumulated deficit	(13,085,571)	(13,021,040)
Total stockholders' deficit	(1,083,085)	(1,066,641)

Total liabilities and stockholders' deficit	$ 75,903	$ 21,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018

Selling, general and administrative expense	$ 57,683	$ 59,208
Total operating expense	57,683	59,208

Other expense
Interest expense	6,848	6,848
Net loss before income taxes	(64,531)	(66,056)
Income taxes	-	-
Net loss	$ (64,531)	$ (66,056)

Comprehensive loss
Net loss	(64,531)	(66,056)
Foreign currency translation adjustment	41,283	5,411
Comprehensive loss	$ (23,248)	$ (60,645)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,330,244	$ 671,844	$ (13,085,571)	$ (1,083,085)

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)
Foreign currency translation adjustment	-	-	-	5,411	-	5,411
Imputed interest on related party loan	-	-	6,801	-	-	6,801
Net loss	-	-	-	-	(66,056)	(66,056)

Balance, September 30, 2018	39,750,000	$ 398	$ 11,305,101	$ 625,104	$ (12,122,390)	$ (191,787)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (64,531)	$ (66,056)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	6,804	6,801
Operating lease right-of-use asset – related party	4,034	-
Changes in operating assets and liabilities:
Accounts payable	5,500	5,500
Accrued liabilities and other payable	19,904	21,095
Operating lease liability – related party	742	-
Net cash used in operating activities	(27,547)	(32,660)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	26,971	27,487
Net cash provided by financing activities	26,971	27,487

Effect of exchange rate changes on cash and cash equivalents	(89)	(210)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(665)	(5,383)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,938	$ 1,796

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2019 have been omitted.

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

Recently Adopted Accounting Pronouncement

On July 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less. The Company recognizes lease expenses for such lease on a straight-line basis over the lease term.

The primary impact of applying ASC Topic 842 is the initial recognition of $92,000 of lease liability and $62,000 of right-of-use asset on the Company’s consolidated balance sheet as of July 1, 2019, for lease classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. There is no cumulative effect to retained earnings or other components of equity recognized as of July 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of September 30, 2019. See Note 4 for further discussion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2019. The Company also generated negative operating cash flows and incurred net loss for the three months ended September 30, 2019.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of September 30, 2019 and June 30, 2019, the Company owed Dean Li $717,282 and $717,974, respectively. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.75%-4.12% with reference to one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of September 30, 2019, the Company had right-of-use asset of $56,152 and lease liability of $89,016 of this lease. The Company also owed Gede rent payable of $42,324 for another lease that ended on December 31, 2017. As of June 30, 2019, total rent payable owed to Gede was $73,270. See Note 4 for more details.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 5 for more details.

NOTE 4. Operating Lease

On January 1, 2018, the Company entered into a lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”), a related party, to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years.

Balance sheet information related to the operating lease is as follows:

September 30, 2019

Operating lease right-of-use asset – related party	$56,152

Operating lease liability, current – related party	$49,214
Operating lease liability, non-current – related party	39,802
Total operating lease liability	$89,016

For the three months ended September 30, 2019, the Company had operating lease cost of $4,776 and the reduction in operating lease right-of-use asset – related party was $4,034. No cash was paid for amount included in the measurement of operating lease liability – related party during the three months ended September 30, 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

September 30, 2019
Weighted-average remaining lease term	3.25 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of September 30, 2019:

For The Years Ended June 30,
2020 (remaining)	$46,948
2021	18,779
2022	18,779
2023 and thereafter	9,390
Total lease payment	93,896
Less imputed interest	(4,880)
Total lease liability – related party	$89,016

NOTE 5. Commitments and Contingencies

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

The information of lease commitment is provided in Note 4.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018:

	For Three Months Ended September 30,
	2019	2018

Operating expense
Selling, general and administrative expense	$57,683	$59,208
Total operating expense	57,683	59,208

Other expense:
Interest expense	6,848	6,848
Total other expense	6,848	6,848

Net loss before income taxes	(64,531)	(66,056)
Income taxes	-	-
Net loss	$(64,531)	$(66,056)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2019 and 2018.

Operating expenses

During the three months ended September 30, 2019, our total operating expense was $57,683, a decrease of $1,525 or 2.6% as compared to $59,208 for the three months ended September 30, 2018. The main decrease was due to decrease in payroll expense.

Net loss

For the three months ended September 30, 2019 we incurred a net loss of $64,531, as compared to a net loss of $66,056 for the three months ended September 30, 2018, a slight decrease of $1,525 or 2.3%. This decrease was primarily due to the decrease in operating expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2019	2018

Net cash used in operating activities	$(27,547)	$(32,660)
Net cash provided by financing activities	26,971	27,487
Effect of exchange rate changes on cash and cash equivalents	(89)	(210)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(665)	(5,383)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,938	$1,796

As of September 30, 2019, we had cash of $1,938 in our bank accounts and a working capital deficit of $1,113,612.

During the three months ended September 30, 2019, we used net cash of $27,547 in operating activities, compared to net cash used of 32,660 in operating activities during the same period of 2018. The decrease of $5,113 for net cash used in operating activities was mainly due to the amortization of operating lease right-of-use asset – related party in this period.

During the three months ended September 30, 2019, we received net cash of $26,971 from financing activities, compared to net cash received of $27,487 in financing activity during the same period of 2018. The decrease of $516 in net cash provided by financing activity was mainly due to the decrease in loan from related party.

Our cash level decreased by $665 during the three months ended September 30, 2019, compared to a decrease of $5,383 in the same period of 2018. The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 201910-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2019.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 14, 2019	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)