Form 10-Q
period 2019-12-31
CHINA MEDIA INC.
filed 2020-02-14
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

[ ] Large accelerated filer Accelerated filer	[X] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes   [X] No

As of February 14, 2020, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2019

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and June 30, 2019

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2019 and 2018 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended December 31, 2019 and 2018 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2019	JUNE 30, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 1,987	$ 2,603
Other receivable, net of allowance of $116,428 and $118,145 at December 31, 2019 and June 30, 2019, respectively	3,294	3,780
Other current assets	431	-
Total current assets	5,712	6,383

Fixed assets, net	14,521	14,736
Operating lease right-of-use asset – related party	53,404	-

Total assets	$ 73,637	$ 21,119

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 8,837	$ 8,924
Accrued liabilities and other payable	303,152	287,592
Accrued liabilities – related party	43,352	73,270
Operating lease liability, current – related party	55,421	-
Due to related parties	797,147	717,974
Total current liabilities	1,207,909	1,087,760

Operating lease liability, non-current – related party	36,454	-
Total non-current liabilities	36,454	-

Total liabilities	1,244,363	1,087,760

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	398	398
Additional paid-in capital	11,338,914	11,323,440
Accumulated other comprehensive income	644,963	630,561
Accumulated deficit	(13,155,001)	(13,021,040)
Total stockholders' deficit	(1,170,726)	(1,066,641)

Total liabilities and stockholders' deficit	$ 73,637	$ 21,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2019	2018	2019	2018

Selling, general and administrative expense	$ 118,441	$ 119,464	$ 60,758	$ 60,256
Impairment loss	-	729,001	-	729,001
Total operating expenses	118,441	848,465	60,758	789,257

Other expense
Interest expense	15,520	13,532	8,672	6,684
Net loss before income taxes	(133,961)	(861,997)	(69,430)	(795,941)
Income taxes	-	-	-	-
Net loss	$ (133,961)	$ (861,997)	$ (69,430)	$ (795,941)

Comprehensive loss
Net loss	(133,961)	(861,997)	(69,430)	(795,941)
Foreign currency translation adjustment	14,402	7,235	(26,881)	1,824
Comprehensive loss	$ (119,559)	$ (854,762)	$ (96,311)	$ (794,117)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,330,244	$ 671,844	$ (13,085,571)	$ (1,083,085)

Foreign currency translation adjustment	-	-	-	(26,881)	-	(26,881)
Imputed interest on related party loan	-	-	8,670	-	-	8,670
Net loss	-	-	-	-	(69,430)	(69,430)

Balance, December 31, 2019	39,750,000	$ 398	$ 11,338,914	$ 644,963	$ (13,155,001)	$ (1,170,726)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)
Foreign currency translation adjustment	-	-	-	5,411	-	5,411
Imputed interest on related party loan	-	-	6,801	-	-	6,801
Net loss	-	-	-	-	(66,056)	(66,056)

Balance, September 30, 2018	39,750,000	$ 398	$ 11,305,101	$ 625,104	$ (12,122,390)	$ (191,787)

Foreign currency translation adjustment	-	-	-	1,824	-	1,824
Imputed interest on related party loan	-	-	6,683	-	-	6,683
Net loss	-	-	-	-	(795,941)	(795,941)

Balance, December 31, 2018	39,750,000	$ 398	$ 11,311,784	$ 626,928	$ (12,918,331)	$ (979,221)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2019	2018
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (133,961)	$ (861,997)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	15,474	13,484
Impairment loss on film costs	-	729,001
Operating lease right-of-use asset – related party	8,102	-
Changes in operating assets and liabilities:
Accrued liabilities and other payable	19,565	38,400
Operating lease liability – related party	1,431	-
Net cash used in operating activities	(89,389)	(81,112)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	88,816	77,758
Net cash provided by financing activities	88,816	77,758

Effect of exchange rate changes on cash and cash equivalents	(43)	(260)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(616)	(3,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,987	$ 3,565

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2019

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

The primary impact of applying ASC Topic 842 is the initial recognition of $92,000 of lease liability and $62,000 of right-of-use asset on the Company’s consolidated balance sheet as of July 1, 2019, for lease classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. There is no cumulative effect to retained earnings or other components of equity recognized as of July 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of December31, 2019. See Note 4 for further discussion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2019. The Company also generated negative operating cash flows and incurred net loss for the six months ended December 31, 2019.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of December 31, 2019 and June 30, 2019, the Company owed Dean Li $797,147 and $717,974, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.39%-4.15% with reference to one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of December 31, 2019, the Company had a right-of-use asset of $53,404 and lease liability of $91,875related to this lease. The Company also owed Gede rent payable of $43,352 for another lease that ended December 31, 2017. As of June 30, 2019, total rent payable owed to Gede was $73,270. See Note 4 for more details.

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

Balance sheet information related to the operating lease is as follows:

December 31, 2019

Operating lease right-of-use asset – related party	$53,404

Operating lease liability, current – related party	$55,421
Operating lease liability, non-current – related party	36,454
Total operating lease liability	$91,875

For the six months ended December 31, 2019, the Company had operating lease cost of $9,533 and the reduction in operating lease right-of-use asset – related party was $8,102. No cash was paid for amount included in the measurement of operating lease liability – related party during the six months ended December 31, 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

December 31, 2019
Weighted-average remaining lease term	3.00 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of December 31, 2019:

For The Years Ended June 30,
2020 (remaining)	$48,089
2021	19,235
2022	19,235
2023 and thereafter	9,618
Total lease payment	96,177
Less imputed interest	(4,302)
Total lease liability – related party	$91,875

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

Results of Operations

Comparison of the six months ended December 31, 2019 and 2018:

	For Six Months Ended December 31,
	2019	2018

Operating expenses
Selling, general and administrative expense	$118,441	$119,464
Impairment loss	-	729,001
Total operating expenses	118,441	848,465

Other expense:
Interest expense	15,520	13,532
Total other expense	15,520	13,532

Net loss before income taxes	(133,961)	(861,997)
Income taxes	-	-
Net loss	$(133,961)	$(861,997)

Revenue and Cost

We had no sales and cost for the six months ended December 31, 2019 and 2018.

Operating expenses

During the six months ended December 31, 2019, our total operating expenses were $118,441, a decrease of $730,024 or 86% as compared to $848,465 for the six months ended December 31, 2018. The decrease was primarily due to decrease in impairment loss on film costs.

Net loss

For the six months ended December 31, 2019, we incurred a net loss of $133,961, as compared to a net loss of $861,997 for the six months ended December 31, 2018, a decrease of $728,036 or 84%. This decrease was primarily due to the decrease in operating expenses.

Comparison of the three months ended December 31, 2019 and 2018:

	For Three Months Ended December 31,
	2019	2018

Operating expenses
Selling, general and administrative expense	$60,758	$60,256
Impairment loss	-	729,001
Total operating expenses	60,758	789,257

Other expense:
Interest expense	8,672	6,684
Total other expense	8,672	6,684

Net loss before income taxes	(69,430)	(795,941)
Income taxes	-	-
Net loss	$(69,430)	$(795,941)

Revenue and Cost

We had no sales and cost for the three months ended December 31, 2019 and 2018.

Operating expenses

During the three months ended December 31, 2019, our total operating expenses were $60,758, a decrease of $728,499 or 92% as compared to $789,257 for the three months ended December 31, 2018. The decrease was primarily due to decrease in impairment loss on film costs.

Net loss

For the three months ended December 31, 2019, we incurred a net loss of $69,430, as compared to a net loss of $795,941 for the three months ended December 31, 2018, a decrease of $726,511 or 91%. This decrease was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2019	2018

Net cash used in operating activities	$(89,389)	$(81,112)
Net cash provided by financing activities	88,816	77,758
Effect of exchange rate changes on cash and cash equivalents	(43)	(260)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(616)	(3,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,987	$3,565

As of December 31,2019, we had cash of $1,987 in our bank accounts and a working capital deficit of $1,202,197.

For the six months ended December 31, 2019, we used net cash of $89,389 in operating activities, compared to net cash used of $81,112 in operating activities during the same period of 2018. The increase of $8,277 for net cash used in operating activities was mainly due to the decrease in the change in accrued liabilities and other payablein this period.

During the six months ended December 31, 2019, we received net cash of $88,816 from financing activities, compared to net cash received of $77,758 in financing activities during the same period in fiscal year 2018. The increase of $11,058 in net cash provided by financing activities was due to the increase in loan from a related party.

Our cash level decreased by $616 during the six months ended December 31, 2019, compared to a decrease of $3,614 in the same period of 2018. The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2019.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 14, 2020	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)