Form 10-Q
period 2020-03-31
CHINA MEDIA INC.
filed 2020-05-15
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

[ ] Yes   [X] No

As of May 15, 2020, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2020

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and June 30, 2019

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2020 and 2019 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended March 31, 2020 and 2019 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2020	JUNE 30, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 1,882	$ 2,603
Other receivable, net of allowance of $114,444 and $118,145 at March 31, 2020 and June 30, 2019, respectively	3,238	3,780
Other current assets	423	-
Total current assets	5,543	6,383

Fixed assets, net	14,274	14,736
Operating lease right-of-use asset – related party	48,404	-

Total non-current assets	62,678	14,736
Total assets	$ 68,221	$ 21,119

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,179	$ 8,924
Accrued liabilities and other payable	317,218	287,592
Accrued liabilities – related party	42,613	73,270
Operating lease liability, current – related party	59,406	-
Due to related party	789,285	717,974
Total current liabilities	1,222,701	1,087,760

Operating lease liability, non-current – related party	31,540	-
Total non-current liabilities	31,540	-

Total liabilities	1,254,241	1,087,760

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	$ 398	$ 398
Additional paid-in capital	11,345,213	11,323,440
Accumulated other comprehensive income	665,515	630,561
Accumulated deficit	(13,197,146)	(13,021,040)
Total stockholders' deficit	(1,186,020)	(1,066,641)

Total liabilities and stockholders' deficit	$ 68,221	$ 21,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019	2020	2019

Selling, general and administrative expenses	$ 154,287	$ 153,152	$ 35,846	$ 33,688
Impairment loss	-	732,944	-	3,943
Total operating expenses	154,287	886,096	35,846	37,631

Other expense
Interest expense	21,819	19,664	6,299	6,132
Net loss before income taxes	(176,106)	(905,760)	(42,145)	(43,763)
Income taxes	-	-	-	-
Net loss	$ (176,106)	$(905,760)	$ (42,145)	$ (43,763)

Comprehensive loss
Net loss	(176,106)	(905,760)	(42,145)	(43,763)
Foreign currency translation adjustment	34,954	(12,766)	20,552	(20,001)
Comprehensive loss	$ (141,152)	$ (918,526)	$ (21,593)	$ (63,764)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,330,244	$ 671,844	$ (13,085,571)	$ (1,083,085)

Foreign currency translation adjustment	-	-	-	(26,881)	-	(26,881)
Imputed interest on related party loan	-	-	8,670	-	-	8,670
Net loss	-	-	-	-	(69,430)	(69,430)

Balance, December 31, 2019	39,750,000	$ 398	$ 11,338,914	$ 644,963	$ (13,155,001)	$ (1,170,726)

Foreign currency translation adjustment	-	-	-	20,552	-	20,552
Imputed interest on related party loan	-	-	6,299	-	-	6,299
Net loss	-	-	-	-	(42,145)	(42,145)

Balance, March 31, 2020	39,750,000	$ 398	$ 11,345,213	$ 665,515	$ (13,197,146)	$ (1,186,020)

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)
Foreign currency translation adjustment	-	-	-	5,411	-	5,411
Imputed interest on related party loan	-	-	6,801	-	-	6,801
Net loss	-	-	-	-	(66,056)	(66,056)

Balance, September 30, 2018	39,750,000	$ 398	$ 11,305,101	$ 625,104	$ (12,122,390)	$ (191,787)

Foreign currency translation adjustment	-	-	-	1,824	-	1,824
Imputed interest on related party loan	-	-	6,683	-	-	6,683
Net loss	-	-	-	-	(795,941)	(795,941)

Balance, December 31, 2018	39,750,000	$ 398	$ 11,311,784	$ 626,928	$ (12,918,331)	$ (979,221)

Foreign currency translation adjustment	-	-	-	(20,001)	-	(20,001)
Imputed interest on related party loan	-	-	6,133	-	-	6,133
Net loss	-	-	-	-	(43,763)	(43,763)

Balance, March 31, 2019	39,750,000	$ 398	$ 11,317,917	$ 606,927	$ (12,962,094)	$ (1,036,852)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (176,106)	$ (905,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	21,773	19,617
Impairment loss on film costs	-	732,944
Noncash lease expense	12,255	-
Changes in operating assets and liabilities:
Accounts payable	-	5,500
Accrued liabilities and other payable	39,049	54,231
Operating lease liability – related party	2,078	-
Net cash used in operating activities	(100,951)	(93,468)

CASH FLOW FINANCING ACTIVITIES
Proceeds from related party	94,805	89,742
Net cash provided by financing activities	94,805	89,742

Effect of exchange rate changes on cash and cash equivalents	5,425	(162)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(721)	(3,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,882	$ 3,291

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

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

The primary impact of applying ASC Topic 842 is the initial recognition of $92,000 of lease liability and $62,000 of right-of-use asset on the Company’s consolidated balance sheet as of July 1, 2019, for lease classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. There is no cumulative effect to retained earnings or other components of equity recognized as of July 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of March 31, 2020. See Note 4 for further discussion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 2020. The Company also generated negative operating cash flows and incurred net loss for the nine months ended March 31, 2020.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of March 31, 2020 and June 30, 2019, the Company owed Dean Li $789,285 and $717,974, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on annual interest rate in the range of 3.39%-4.15% with reference to one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of March 31, 2020, the Company had a right-of-use asset of $48,404 and lease liability of $90,946 related to this lease. The Company also owed Gede rent payable of $42,613 for another lease that ended December 31, 2017. As of June 30, 2019, total rent payable owed to Gede was $73,270. See Note 4 for more details.

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

Balance sheet information related to the operating lease is as follows:

March 31, 2020

Operating lease right-of-use asset – related party	$48,404

Operating lease liability, current – related party	$59,406
Operating lease liability, non-current – related party	31,540
Total operating lease liability	$90,946

For the nine months ended March 31, 2020, the Company had operating lease cost of $14,333 and the reduction in operating lease right-of-use asset – related party was $12,255. No cash was paid for amount included in the measurement of operating lease liability – related party during the nine months ended March 31, 2020.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

March 31, 2020
Weighted-average remaining lease term	2.75 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of March 31, 2020:

For The Years Ended June 30,
2020 (three months remaining)	$47,269
2021	18,908
2022	18,908
2023 and thereafter	9,454
Total lease payment	94,539
Less imputed interest	(3,593)
Total lease liability – related party	$90,946

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

Results of Operations

Comparison of the nine months ended March 31, 2020 and 2019:

	For Nine Months Ended March 31,
	2020	2019

Operating expenses
Selling, general and administrative expenses	$154,287	$153,152
Impairment loss	-	732,944
Total operating expenses	154,287	886,096

Other expense:
Interest expense	21,819	19,664
Total other expense	21,819	19,664

Net loss before income taxes	(176,106)	(905,760)
Income taxes	-	-
Net loss	$(176,106)	$(905,760)

Revenue and Cost

We had no sales and cost for the nine months ended March 31, 2020 and 2019.

Operating expenses

During the nine months ended March 31, 2020, our total operating expenses were $154,287, a decrease of $731,809 or 83% as compared to $886,096 for the nine months ended March 31, 2019. The decrease was primarily due to decrease in impairment loss on film costs.

Net loss

For the nine months ended March 31, 2020, we incurred a net loss of $176,106, as compared to a net loss of $905,760 for the nine months ended March 31, 2019, a decrease of $729,654 or 81%. This decrease was primarily due to the decrease in operating expenses.

Comparison of the three months ended March 31, 2020 and 2019:

	For Three Months Ended March 31,
	2020	2019

Operating expenses
Selling, general and administrative expenses	$35,846	$33,688
Impairment loss	-	3,943
Total operating expenses	35,846	37,631

Other expense:
Interest expense	6,299	6,132
Total other expense	6,299	6,132

Net loss before income taxes	(42,145)	(43,763)
Income taxes	-	-
Net loss	$(42,145)	$(43,763)

Revenue and Cost

We had no sales and cost for the three months ended March 31, 2020 and 2019.

Operating expenses

During the three months ended March 31, 2020, our total operating expenses were $35,846, a decrease of $1,785 or 5% as compared to $37,631 for the three months ended March 31, 2019. The decrease was primarily due to decrease in impairment loss on film costs which was offset by the increase in payroll expense.

Net loss

For the three months ended March 31, 2020, we incurred a net loss of $42,145, as compared to a net loss of $43,763 for the three months ended March 31, 2019, a decrease of $1,618 or 4%. This decrease was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2020	2019

Net cash used in operating activities	$(100,951)	$(93,468)
Net cash provided by financing activities	94,805	89,742
Effect of exchange rate changes on cash and cash equivalents	5,425	(162)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(721)	(3,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,882	$3,291

As of March 31, 2020, we had cash of $1,882 in our bank accounts and a working capital deficit of $1,217,158.

For the nine months ended March 31, 2020, we used net cash of $100,951 in operating activities, compared to net cash used of $93,468 in operating activities during the same period of 2019. The increase of $7,483 for net cash used in operating activities was mainly due to the decrease in the change in accrued liabilities and other payable and accounts payable in this period.

During the nine months ended March 31, 2020, we received net cash of $94,805 from financing activities, compared to net cash received of $89,742 in financing activities during the same period in fiscal year 2019. The increase of $5,063 in net cash provided by financing activities was due to the increase in loan from a related party.

Our cash level decreased by $721 during the nine months ended March 31, 2020, compared to a decrease of $3,888 in the same period of 2019. The changes in cash were a result of the factors described above.

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

Impact of COVID-19 Pandemic

Our business could be affected by the recent outbreak of the COVID-19 disease. With an aim to contain the COVID-19 outbreak, the PRC government has imposed various strict measures across the PRC including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the media industries, we experienced business disruption as a result of those measures to contain the COVID-19 outbreak. Additionally, as COVID-19 continues to evolve into a worldwide health crisis, it has adversely affected the global economy and financial markets. If the COVID-19 outbreak is not effectively controlled in a short period of time, our business and results of operations could be adversely affected to the extent the COVID-19 outbreak harms the China or world economy generally. The extent to which the COVID-19 outbreak impacts our financial condition and results of operations for the full year of 2020 cannot be reasonably estimated at this time and will depend on future developments that currently cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 15, 2020	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)