Form 10-K
period 2020-06-30
CHINA MEDIA INC.
filed 2020-09-16
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2019 (11,243,000) was $6,408,510 on a $0.57 closing price for the Common Stock on December 31, 2019. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 39,750,000 shares of common stock issued & outstanding as of September 16, 2020

TABLE OF CONTENTS

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

Business Overview:

For the year ended June 30, 2020, our business and operation remained virtually the same as the year ended June 30, 2019.

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

Research and Development

We did not incur any research and development expenses during the years ended June 30, 2020 and 2019.

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

Government Regulations

Regulation on Screenplay (Outline) Keeping On Record and Film Management enacted by the SARFT on April 3, 2006

This regulation affects the following two procedures we undertake:

●

before producing a film, the producer of the film is required to submit the screenplay to the local Provincial AFRT for backup and record keeping, and if the film deals with subjects or themes of historical or revolutionary importance, the screenplay must be supervised and approved by the SARFT; and

●

each film produced in China must be submitted to the examination committee of SARFT, which examines the film’s content and decides whether the film should be allowed to be broadcast in China. Films that receive approval receive a Film Public Show Permit and Film Examination Written Decision designation, and without this designation, a film cannot be aired on television in China and will therefore not be distributed.

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

Employees

We currently have six employees, four full-time and two part-time,  including our Chief Financial Officer and Chief Executive Officer.

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

The range of high and low bid quotations by quarters from July 1, 2018 through June 30, 2020 is listed below. The quotations are taken from the OTC Pink. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2020 to 06/30/2020	$ 0.60	$ 0.55
01/01/2020 to 03/31/2020	$ 0.57	$ 0.55
10/01/2019 to 12/31/2019	$ 1.50	$ 0.15
07/01/2019 to 09/30/2019	$ 0.40	$ 0.40

04/01/2019 to 06/30/2019	$ 0.40	$ 0.40
01/01/2019 to 03/31/2019	$ 0.40	$ 0.40
10/01/2018 to 12/31/2018	$ 0.40	$ 0.40
07/01/2018 to 09/30/2018	$ 0.40	$ 0.40

Holders

As of September 16, 2020 there were 255 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2020 and as of September 16, 2020, we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2020.

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

Liquidity and Capital Resources

For the years ended June 30, 2020 and 2019

As of June 30, 2020, we had $1,351 in cash, current assets of $5,022,  current liabilities of $1,261,089 and working capital deficit of $1,256,067. As of June 30, 2019, we had $2,603 in cash, current assets of $6,383,  current liabilities of $1,087,760 and working capital deficit of $1,081,377. As of June 30, 2020, we had total assets of $49,745, compared to total assets of $21,119as of June 30, 2019.

During the year ended June 30, 2020, we used  net cash of $112,611 in operating activities, compared to net cash used of $146,973in operating activities during the year ended June 30, 2019.The decrease of $34,362 for net cash used in operating activities was primarily due to increase in noncash lease expense and depreciation expense.

During the year ended June 30, 2020, we received net cash of $105,927 from financing activities, compared to net cash received of $142,628 in financing activities during the year ended June 30, 2019. The decrease of $36,701 in net cash provided by financing activities was due to decrease in proceeds received from a related party.

Our net cash level decreased by $1,252 during the year ended June 30, 2020, compared to a decrease of$4,576 during the year ended June 30, 2019. The changes in cash were a result of the factors described above.

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

We estimate that our expenses over the next 12 months (beginning October 2020) will be approximately $650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2020 and 2019:

	For The Years Ended June 30
	2020	2019

Operating expenses
Selling, general and administrative expenses	$189,436	$206,553
Depreciation and amortization expense	14,049	-
Impairment loss on film costs	-	732,966
Total operating expenses	203,485	939,519

Other expenses:
Interest expense	26,926	25,187
Total other expenses	26,926	25,187

Net loss before income taxes	(230,411)	(964,706)
Income taxes	-	-
Net loss	$(230,411)	$(964,706)

Revenues and cost

We had no sales and cost for the years ended June 30, 2020 and 2019.

Operating Expenses

During the year ended June 30, 2020, our total operating expenses were $203,485, a  decrease of $736,034 as compared to $939,519for the year ended June 30, 2019. The main decrease was primarily due to decrease in impairment loss on film costs.

Net Loss

For the year ended June 30, 2020, we incurred a net loss of $230,411, as compared to a net loss of $964,706for the year ended June 30, 2019, a  decrease of $734,295. This decrease was primarily due to the decrease in operating expenses.

Impact of COVID-19 Pandemic

In late January 2020, the coronavirus (“COVID-19”) was rapidly evolving in China and globally led to disruptions in the business and transportation. The Chinese government implemented a series of restrictions, including lock-downs, social distancing requirements, and travel restrictions that drastically reduced traditional offline business. Considering the features of our business in the media industries, we experienced business disruption as a result of those measures to contain the COVID-19 outbreak. Since March 2020, the Chinese government has eased its COVID-19 restrictions domestically, and the Chinese domestic business started to recover. Our operations in the third quarter and fourth quarter of 2020 was not significantly impacted by the COVID-19. However, it is not possible to determine the ultimate impact of the COVID-19 pandemic on the Company’s business operations and financial results, which is highly dependent on numerous factors, including the duration and spread of the pandemic and any resurgence of COVID-19 in China or elsewhere, actions taken by governments, the responses of businesses and individuals to the pandemic.

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

Earnings (loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2020 and 2019, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

CHINA MEDIA INC.

Consolidated Financial Statements

(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Deficit
Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

China Media Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Media Inc. and its subsidiary (collectively, the “Company”) as of  June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 16, 2020

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2020	JUNE 30, 2019
Assets
Current assets
Cash and cash equivalents	$ 1,351	$ 2,603
Prepaid and other receivable, net of allowance of $114,758 and $118,145 at June 30, 2020 and 2019, respectively	3,671	3,780
Total current assets	5,022	6,383

Fixed assets, net	338	14,736
Operating lease right-of-use asset – related party	44,385	-

Total assets	$ 49,745	$ 21,119

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,224	$ 8,924
Accrued liabilities and other payable	336,855	287,592
Accrued liabilities - related party	42,730	73,270
Operating lease liability, current – related party	64,514	-
Due to related party	802,766	717,974
Total current liabilities	1,261,089	1,087,760

Operating lease liability, non-current – related party	27,270	-
Total non-current liabilities	27,270	-

Total liabilities	1,288,359	1,087,760

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at June 30, 2020 and 2019, respectively	$ 398	$ 398
Additional paid-in capital	11,350,321	11,323,440
Accumulated other comprehensive income	662,118	630,561
Accumulated deficit	(13,251,451)	(13,021,040)
Total stockholders' deficit	(1,238,614)	(1,066,641)

Total liabilities and stockholders' deficit	$ 49,745	$ 21,119

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	FOR THE YEARS ENDED JUNE 30,
	2020	2019

Selling, general and administrative expense	$ 189,436	$ 206,553
Depreciation and amortization expense	14,049	-
Impairment loss on film costs	-	732,966
Total operating expenses	203,485	939,519

Other expense
Interest expense	26,926	25,187
Net loss before income taxes	(230,411)	(964,706)
Income taxes	-	-
Net loss	$ (230,411)	$ (964,706)

Comprehensive loss
Net loss	(230,411)	(964,706)
Foreign currency translation adjustment	31,557	10,868
Comprehensive loss	$ (198,854)	$ (953,838)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.02)
Weighted average number of shares
outstanding - basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, June 30, 2018	39,750,000	$ 398	$ 11,298,300	$ 619,693	$ (12,056,334)	$ (137,943)

Foreign currency translation adjustment	-	-	-	10,868	-	10,868

Imputed interest on related party loan	-	-	25,140	-	-	25,140

Net loss	-	-	-	-	(964,706)	(964,706)

Balance, June 30, 2019	39,750,000	$ 398	$ 11,322,440	$ 630,561	$ (13,021,040)	$ (1,066,641)

Foreign currency translation adjustment	-	-	-	31,557	-	31,557

Imputed interest on related party loan	-	-	26,881	-	-	26,881

Net loss	-	-	-	-	(230,411)	(230,411)

Balance, June 30, 2020	39,750,000	$ 398	$ 11,350,321	$ 662,118	$ (13,251,451)	$ (1,238,614)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2020	2019
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (230,411)	$ (964,706)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	26,881	25,140
Noncash lease expense	16,395	-
Depreciation expense	14,049	-
Impairment loss on film costs	-	732,966
Changes in operating assets and liabilities:
Accrued liabilities and other payable	57,811	39,982
Accrued liabilities - related party	2,664	19,645
Net cash used in operating activities	(112,611)	(146,973)

CASH FLOWS FINANCING ACTIVITIES
Proceeds from related party	105,927	142,628
Net cash provided by financing activities	105,927	142,628

Effect of exchange rate changes on cash and cash equivalents	5,432	(231)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,252)	(4,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	2,603	7,179
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 1,351	$ 2,603

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television products, the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements and loss contingencies. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are made based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.  The COVID-19 pandemic and general economic environment also increase the degree of uncertainty inherent  in these estimates and assumptions.

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

The fair value of financial instruments, which consist of cash and cash equivalents, prepaid and other receivable, accounts payable accrued liabilities and other payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

Period Covered	Balance Sheet Date Rate	Average Rate

Year ended June 30, 2020	7.0682	7.0311
Year ended June 30, 2019	6.8656	6.8216

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2020 and 2019, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

The primary impact of applying ASC Topic 842 is the initial recognition of approximately $92,000 of lease liability and approximately $62,000 of right-of-use asset on the Company’s consolidated balance sheet as of July 1, 2019, for lease classified as operating leases under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. The lease liability is greater than the right-of-use asset is because the Company reclassified the unpaid rent of approximately $30,000 from rent payable to lease liability on July 1, 2019. There is no cumulative effect to retained earnings or other components of equity recognized as of July 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss of the Company. The Company does not have finance lease arrangements as of June 30, 2020. See Note 7 for further discussion.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2020. The Company also generated negative operating cash flows for the year ended June 30, 2020.

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

NOTE 3. Prepaid and Other Receivable

Prepaid and other receivable consist of the following:

	June 30,
	2020	2019
Prepaid and other receivable	$118,429	$121,925
Less: Bad debt allowance	(114,758)	(118,145)
Prepaid and other receivable, net	$3,671	$3,780

There was no bad debt expense recorded for the years ended June 30, 2020 and 2019.

NOTE 4. Fixed Assets

Fixed assets consist of the following:

	June 30,
	2020	2019
Asset Category
Electronic Equipment	$153,758	$158,297
Communication Equipment	606	623
Machinery Equipment	82,615	85,053
Automobiles	45,153	46,485
Office Furniture	2,108	2,170
	284,240	292,628
Less: Accumulated depreciation	(283,902	(277,892
Fixed assets, net	$338	$ 14,736

Depreciation expense for the years ended June 30, 2020 and 2019 was $14,049 and $0, respectively.

NOTE 5. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of June 30, 2020 and 2019, the Company owed Dean Li $802,766 and $717,974, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on the average annual interest rate of 3.57% with reference to a one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of June 30, 2020, the Company had a right-of-use asset of $44,385 and lease liability of $91,784 related to this lease. The Company also owed Gede rent payable of $42,730 for another lease that ended December 31, 2017. As of June 30, 2019, total rent payable owed to Gede was $73,270. See Note 7 for more details.

On December 11, 2018, the Company provided a guarantee for Shaanxi HengtaiMingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan was pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 8 for more details.

NOTE 6. Income Taxes

China Media is incorporated in the State of Nevada and is subject to the United States Federal and state income tax at a statutory rate of 21%.No provision for the U.S. Federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Vallant is incorporated in the British Virgin Islands (“BVI”) and under the current laws of the BVI, is not subject to income taxes.

Before December 31, 2012, Xi’An TV’s taxable income was assessed at 10% of its taxable revenue. Starting from January 1, 2013, the tax authority determined that Xi’An TV should be taxed at 25% of its taxable income until further notice. No provision for income taxes has been made as Xi’An TV had no taxable income for the years ended June 30, 2020 and 2019.

The following table reconciles the Company’s statutory tax rates to its effective tax rate as a percentage of income before income taxes:

	For The Years Ended June 30,
	2020	2019
U.S. statutory rate	21.0%	21.0%
Foreign income not recognized in the U.S.	-21.0%	-21.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Valuation allowance	-19.32%	51%
Effect of expenses not deductible for tax purposes	-5.68%	-76.0%
Effective tax rate	0%	0%

The components of the Company’s deferred income tax assets are set forth below:

	June 30, 2020	June 30, 2019
Deferred tax assets
Net operating losses	$ 239,684	$ 186,088
Total deferred income tax assets	239,684	186,088
Less: Valuation allowance	(239,684)	(186,088)
Net deferred income tax assets	$ -	$ -

The Company has net taxable operating loss carry forwards of approximately $958,735 for the year ended June 30, 2020. The PRC income tax laws allow the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management is uncertain whether the Company will generate sufficient taxable PRC statutory income in the near future and it is more likely than not that not all of the deferred income tax assets will be realized. A full valuation allowance has been established for deferred income tax assets as of June 30, 2020 and 2019.

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

NOTE 7. Operating Lease

On January 1, 2018, the Company entered into a lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”), a related party, to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years.

Balance sheet information related to the operating lease is as follows:

June 30, 2020

Operating lease right-of-use asset – related party	$44,385

Operating lease liability, current – related party	$64,514
Operating lease liability, non-current – related party	27,270
Total operating lease liability	$91,784

For the year ended June 30, 2020, the Company had operating lease cost of $19,060 and the reduction in operating lease right-of-use asset – related party was $16,395. No cash was paid for amount included in the measurement of operating lease liability – related party during the year ended June 30, 2020.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

June 30, 2020
Weighted-average remaining lease term	2.5 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of June 30, 2020:

For The Years Ended June 30,
2021	$66,358
2022	18,959
2023 and thereafter	9,480
Total lease payments	94,797
Less imputed interest	(3,013)
Total lease liability – related party	$91,784

NOTE 8. Commitments and Contingencies

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi HengtaiMingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700). The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

The information of lease commitment is provided in Note 7.

NOTE 9. Subsequent Event

From July 1, 2020 to September 16, 2020, the Company borrowed loans in total of RMB 242,760 (approximately $34,345) from Dean Li, the President and Chief Executive Officer of the Company. The loans borrowed from Mr. Dean Li are non-secured, free of interest with no specified maturity date. The annual interest rate of 3.57% with reference to a one-year loan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2020.

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

As of June 30, 2020, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

The material weakness relates to the lack of control procedures designed to ensure all the related party transactions are identified and properly authorized and approved.

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

Our current directors and officers are as follows:

Name	Age	Position
Dean Li	56	President, Chief Executive Officer, Secretary and Director
Ruijuan Hou	31	Chief Financial Officer, Principal Accounting Officer and Director
Bin Li	51	Director

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

Ruijuan Hou, Financial Officer, Principal Accounting Officer and Director

Ms. Ruijuan Hou graduated from Xi’an Science and Technology University in 2013 and received an accounting degree. From August 2013 to July 2014, she was the accounting staff at Shaanxi HengtaiMingji Trade Co, Ltd. From August 2014 to July 2015, she was the head of the accounting department of Shaanxi HengtaiMingji Trade Co, Ltd, in charge of the general accounting matters of the company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Dean Li, President, CEO, Secretary and Director	2020 2019	$19,968 $20,582	None None	$19,968 $20,582

RuijuanHou, Chief Financial Officer and Director	2020 2019	$0 $0	None None	$0 $0

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Compensation Plans

As of June 30, 2020, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to June 30, 2020, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2020 and 2019 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2020.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2020.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of September 16, 2020, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of September 16, 2020, there were 39,750,000 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Common Stock	Bin Li (1) 12/F, Block D, Chang An Guo Ji No. 88 Nan Guan Zheng Street Beilin District, Xi’An Shaan’Xi Province, China	2,007,000	5.05%
Common Stock	Dean Li (2) Room #10128, Taibai South Road #269-5-1,Yanta District, Xi'An Shaan'Xi Province, China	0	0
	All Officers and Directors as a Group	2,007,000	5.05%
Common Stock	Baoxing Li Room 19, Building 129, Tuan Jie Nan Lu Dong Fang, Lian Hu District, Xi’An Shaan’Xi Province, China	3,000,000	7.55%
Common Stock	Jing Mu Room 11, Building 1 No. 62 Daxing Road Lianhu District, Xi’An Shaan’Xi Province, China	7,509,000	18.89%
Common Stock	Hao Sun No. 201 Shangqin Road Xincheng District, Xi’An Shaan’Xi Province, China	10,000,000	25.16%
Common Stock	WenxinNie Room 2, 1/F Block 1, Building 4, No. 12 Xiangzimiao St., Beilin District, Xi’An, Shaan’Xi Province, China	3,000,000	7.55%
	All Others as a Group	23,509,000	59.15%

(1)	Bin Li is our Director.
(2) (3)	Dean Li is our President, Chief Executive Officer, Secretary and Director Based on 39,750,000 issued and outstanding shares of our common stock as of September 16, 2020.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company. As of June 30, 2020 and 2019, the Company owed Dean Li $802,766 and $717,974, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on the average annual interest rate of 3.57% with reference to a one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of June 30, 2020, the Company had a right-of-use asset of $44,385 and lease liability of $91,784 related to this lease. The Company also owed Gede rent payable of $42,730 for another lease that ended December 31, 2017. As of June 30, 2019, total rent payable owed to Gede was $73,270. See Note 7 for more details.

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi HengtaiMingji Trading Co., Ltd.’s (“Hengtai”) two-year loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700). The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2020 and for fiscal year ended June 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30
	2020	2019
Audit Fees	$ 65,400	$ 65,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 65,400	$ 65,400

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

Item 15.  Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Share Exchange Agreement with Vallant Pictures Entertainment dated September 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 18, 2009)
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

CHINA MEDIA INC.

Date: September 16, 2020	/s/Dean Li
Dean Li
Chief Executive Officer