Form 10-Q
period 2020-09-30
CHINA MEDIA INC.
filed 2020-11-16
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

[ ] Yes   [X] No

As of November 16, 2020, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

SEPTEMBER 30, 2020

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and June 30, 2020

Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2020 and 2019 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2020 and 2019 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2020	JUNE 30, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,705	$ 1,351
Other receivable, net of allowance of $119,261 and $114,758 at September 30, 2020 and June 30, 2020, respectively	4,919	3,671
Total current assets	6,624	5,022

Fixed assets, net	351	338
Operating lease right-of-use asset – related party	41,760	44,385

Total assets	$ 48,735	$ 49,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 20,260	$ 14,224
Accrued liabilities and other payable	383,062	336,855
Accrued liabilities – related party	44,407	42,730
Operating lease liability, current – related party	72,187	64,514
Due to related party	869,961	802,766
Total current liabilities	1,389,877	1,261,089

Operating lease liability, non-current – related party	23,758	27,270

Total liabilities	1,413,635	1,288,359

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at September 30, 2020 and June 30, 2020	398	398
Additional paid-in capital	11,357,728	11,350,321
Accumulated other comprehensive income	612,314	662,118
Accumulated deficit	(13,335,340)	(13,251,451)
Total stockholders' deficit	(1,364,900)	(1,238,614)

Total liabilities and stockholders' deficit	$ 48,735	$ 49,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019

Selling, general and administrative expense	$ 76,435	$ 57,683
Total operating expense	76,435	57,683

Other expense
Interest expense	7,454	6,848
Net loss before income taxes	(83,889)	(64,531)
Income taxes	-	-
Net loss	$ (83,889)	$ (64,531)

Comprehensive loss
Net loss	(83,889)	(64,531)
Foreign currency translation adjustment	(49,804)	41,283
Comprehensive loss	$ (133,693)	$ (23,248)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding- basic and diluted	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2020	39,750,000	$ 398	$ 11,350,321	$ 662,118	$ (13,251,451)	$ (1,238,614)
Foreign currency translation adjustment	-	-	-	(49,804)	-	(49,804)
Imputed interest on related party loan	-	-	7,407	-	-	7,407
Net loss	-	-	-	-	(83,889)	(83,889)

Balance, September 30, 2020	39,750,000	$ 398	$ 11,357,728	$ 612,314	$ (13,335,340)	$ (1,364,900)

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,330,244	$ 671,844	$ (13,085,571)	$ (1,083,085)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (83,889)	$ (64,531)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	7,407	6,804
Noncash lease expense	4,293	4,034
Changes in operating assets and liabilities:
Accounts payable	5,500	5,500
Accrued liabilities and other payable	32,429	19,904
Operating Lease liability – related party	550	742
Net cash used in operating activities	(33,710)	(27,547)

CASH FLOW FINANCING ACTIVITY
Proceeds from related party	35,090	26,971
Net cash provided by financing activity	35,090	26,971

Effect of exchange rate changes on cash and cash equivalents	(1,026)	(89)
NET CHANGE IN CASH AND CASH EQUIVALENTS	354	(665)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,705	$ 1,938

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements of China Media Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual financial statements for the year ended June 30, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2020 have been omitted.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2020. The Company also generated negative operating cash flows and incurred net loss for the three months ended September 30, 2020.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of September 30, 2020, and June 30, 2020, the Company owed Dean Li $869,961 and $802,766, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on the average annual interest rate of 3.54% with reference to a one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of September 30, 2020, the Company had a right-of-use asset of $41,760 and lease liability of $95,945 related to this lease. The Company also owed Gede rent payable of $44,407 for another lease that ended December 31, 2017. As of September 30, 2020, total rent payable owed to Gede was $98,592. See Note 4 for more details.

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

Balance sheet information related to the operating lease is as follows:

September 30, 2020
Operating lease right-of-use asset – related party	$41,760

Operating lease liability, current – related party	$72,187
Operating lease liability, non-current – related party	23,758
Total operating lease liability	$95,945

For the three months ended September 30, 2020 and 2019, the Company had operating lease cost of $4,843 and $4,776, respectively; and the reduction in operating lease right-of-use asset – related party were $4,293 and $4,034, respectively. No cash was paid for amounts included in the measurement of operating lease liability – related party during the three months ended September 30, 2020 and 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

September 30, 2020
Weighted-average remaining lease term	2.25 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of September 30, 2020:

For the Years Ended June 30,
2021 (remaining)	$68,962
2022	19,703
2023 and thereafter	9,852
Total lease payment	98,517
Less imputed interest	(2,572)
Total lease liability – related party	$95,945

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

Note 6. Subsequent Event

From October 1, 2020 to November 16, 2020, the Company borrowed loans in total of RMB162,319 (approximately $23,478) from Dean Li, the President and Chief Executive Officer of the Company. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The annual interest rate of 3.54% with reference to a one-year loan.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019:

	For Three Months Ended September 30,
	2020	2019

Operating expense
Selling, general and administrative expense	$76,435	$57,683
Total operating expense	76,435	57,683

Other expense:
Interest expense	7,454	6,848
Total other expense	7,454	6,848

Net loss before income taxes	(83,889)	(64,531)
Income taxes	-	-
Net loss	$(83,889)	$(64,531)

Revenue and Cost

We had no sales and cost for the three months ended September 30, 2020 and 2019.

Operating expenses

During the three months ended September 30, 2020, our total operating expense was $76,435, an increase of $18,752 or 33% as compared to $57,683 for the three months ended September 30, 2019. The main increase was due to partial of the audit fee for the year ended June 30, 2019 was recorded in the three months ended December 31, 2020, but the audit fee for the year ended June 20, 2020 was fully recorded in the three months ended September 30, 2020.

Net loss

For the three months ended September 30, 2020 we incurred a net loss of $83,889, as compared to a net loss of $64,531 for the three months ended September 30, 2019, an increase of $19,358 or 30%. This increase was primarily due to the increase in operating expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2020	2019

Net cash used in operating activities	$(33,710)	$(27,547)
Net cash provided by financing activity	35,090	26,971
Effect of exchange rate changes on cash and cash equivalents	(1,026)	(89)
NET CHANGE IN CASH AND CASH EQUIVALENTS	354	(665)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,705	$1,938

As of September 30, 2020, we had cash of $1,705 in our bank accounts and a working capital deficit of $1,383,253.

During the three months ended September 30, 2020, we used net cash of $33,710 in operating activities, compared to net cash used of 27,547 in operating activities during the same period of 2019. The increase of $6,163 for net cash used in operating activities was mainly due to the increase in net loss and offset by the increase in the change in accrued liabilities and other payable in this period.

During the three months ended September 30, 2020, we received net cash of $35,090 from financing activity, compared to net cash received of $26,971 in financing activity during the same period of 2019. The increase of $8,119 in net cash provided by financing activity was due to the increase in proceeds received from a related party.

Our cash level increased by $354 during the three months ended September 30, 2020, compared to a decrease of $665 in the same period of 2019. The changes in cash were a result of the factors described above.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 10-K for disclosures regarding our critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Impact of COVID-19 Pandemic

In late January 2020, the coronavirus (“COVID-19”) was rapidly evolving in China and globally led to disruptions in the business and transportation. The Chinese government implemented a series of restrictions, including lock-downs, social distancing requirements, and travel restrictions that drastically reduced traditional offline business. Considering the features of our business in the media industries, we experienced business disruption as a result of those measures to contain the COVID-19 outbreak. Since March 2020, the Chinese government has eased its COVID-19 restrictions domestically, and the Chinese domestic business started to recover. Our operations in the first quarter of 2021 was not significantly impacted by the COVID-19. However, it is not possible to determine the ultimate impact of the COVID-19 pandemic on the Company’s business operations and financial results, which is highly dependent on numerous factors, including the duration and spread of the pandemic and any resurgence of COVID-19 in China or elsewhere, actions taken by governments, the responses of businesses and individuals to the pandemic.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: November 16, 2020	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)