Form 10-Q
period 2020-12-31
CHINA MEDIA INC.
filed 2021-02-09
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

[ ] Yes   [X] No

As of February 9, 2021, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

DECEMBER 31, 2020

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and June 30, 2020

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2020 and 2019 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended December 31, 2020 and 2019 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2020	JUNE 30, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,480	$ 1,351
Other receivable, net of allowance of $124,260 and $114,758 at December 31, 2020 and June 30, 2020, respectively	3,976	3,671
Total current assets	5,456	5,022

Fixed assets, net	365	338
Operating lease right-of-use asset – related party	38,906	44,385

Total assets	$ 44,727	$ 49,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 9,231	$ 14,224
Accrued liabilities and other payable	365,403	336,855
Accrued liabilities – related party	46,268	42,730
Operating lease liability, current – related party	80,572	64,514
Due to related party	981,319	802,766
Total current liabilities	1,482,793	1,261,089

Operating lease liability, non-current – related party	19,922	27,270

Total liabilities	1,502,715	1,288,359

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at December 31, 2020 and June 30, 2020	398	398
Additional paid-in capital	11,366,887	11,350,321
Accumulated other comprehensive income	555,628	662,118
Accumulated deficit	(13,380,901)	(13,251,451)
Total stockholders' deficit	(1,457,988)	(1,238,614)

Total liabilities and stockholders' deficit	$ 44,727	$ 49,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE SIX MONTHS ENDED DECEMBER 31,		FOR THE THREE MONTHS ENDED DECEMBER 31,
	2020	2019	2020	2019

Selling, general and administrative expense	$ 112,833	$ 118,441	$ 36,398	$ 60,758
Total operating expense	112,833	118,441	36,398	60,758

Other expense
Interest expense	16,617	15,520	9,163	8,672
Net loss before income taxes	(129,450)	(133,961)	(45,561)	(69,430)
Income taxes	-	-	-	-
Net loss	$ (129,450)	$ (133,961)	$ (45,561)	$ (69,430)

Comprehensive loss
Net loss	(129,450)	(133,961)	(45,561)	(69,430)
Foreign currency translation adjustment	(106,490)	14,402	(56,686)	(26,881)
Comprehensive loss	$ (235,940)	$ (119,559)	$ (102,247)	$ (96,311)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2020	39,750,000	$ 398	$ 11,350,321	$ 662,118	$ (13,251,451)	$ (1,238,614)
Foreign currency translation adjustment	-	-	-	(49,804)	-	(49,804)
Imputed interest on related party loan	-	-	7,407	-	-	7,407
Net loss	-	-	-	-	(83,889)	(83,889)

Balance, September 30, 2020	39,750,000	$ 398	$ 11,357,728	$ 612,314	$ (13,335,340)	$ (1,364,900)

Foreign currency translation adjustment	-	-	-	(56,686)	-	(56,686)
Imputed interest on related party loan	-	-	9,159	-	-	9,159
Net loss	-	-	-	-	(45,561)	(45,561)

Balance, December 31, 2020	39,750,000	$ 398	$ 11,366,887	$ 555,628	$ (13,380,901)	$ (1,457,988)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,330,244	$ 671,844	$ (13,085,571)	$ (1,083,085)

Foreign currency translation adjustment	-	-	-	(26,881)	-	(26,881)
Imputed interest on related party loan	-	-	8,670	-	-	8,670
Net loss	-	-	-	-	(69,430)	(69,430)

Balance, December 31, 2019	39,750,000	$ 398	$ 11,338,914	$ 644,963	$ (13,155,001)	$ (1,170,726)

           The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2020	2019
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (129,450)	$ (133,961)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	16,566	15,474
Noncash lease expense	8,828	8,102
Changes in operating assets and liabilities:
Accounts payable	(5,713)	-
Accrued liabilities and other payable	632	19,565
Operating lease liability – related party	1,071	1,431
Net cash used in operating activities	(108,066)	(89,389)

CASH FLOW FINANCING ACTIVITY
Proceeds from related party	108,084	88,816
Net cash provided by financing activity	108,084	88,816

Effect of exchange rate changes on cash and cash equivalents	111	(43)
NET CHANGE IN CASH AND CASH EQUIVALENTS	129	(616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,480	$ 1,987

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2020. The Company also generated negative operating cash flows and incurred net loss for the three months ended December 31, 2020.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of December 31, 2020, and June 30, 2020, the Company owed Dean Li $981,319 and $802,766, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on the average annual interest rate of 3.71% with reference to a one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of December 31, 2020, the Company had a right-of-use asset of $38,906 and lease liability of $100,494 related to this lease. The Company also owed Gede rent payable of $46,268 for another lease that ended December 31, 2017. As of December 31, 2020, total rent payable owed to Gede was $107,856. See Note 4 for more details.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 5 for more details.

NOTE 4. Operating Lease

On January 1, 2018, the Company entered into a lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”), a related party, to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022.

Balance sheet information related to the operating lease is as follows:

December 31, 2020

Operating lease right-of-use asset – related party	$38,906

Operating lease liability, current – related party	$80,572
Operating lease liability, non-current – related party	19,922
Total operating lease liability	$100,494

For the six months ended December 31, 2020 and 2019, the Company had operating lease cost of $9,898 and $9,533, respectively; and the reduction in operating lease right of use asset – related party was $8,828 and $8,102, respectively. No cash was paid for amounts included in the measurement of operating lease liability – related party during the six months ended December 31, 2020 and 2019.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

December 31, 2020
Weighted-average remaining lease term	2 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of December 31, 2020:

For The Years Ended June 30,
2021 (remaining)	$71,853
2022	20,529
2023 and thereafter	10,265
Total lease payment	102,647
Less imputed interest	(2,153)
Total lease liability – related party	$100,494

NOTE 5. Commitments and Contingencies

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”) loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The maturity date of the loan was extended to December 24, 2022. The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai owned by Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

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

Results of Operations

Comparison of the six months ended December 31, 2020 and 2019:

	For Six Months Ended December 31,
	2020	2019

Operating expense
Selling, general and administrative expense	$112,833	$118,441
Total operating expense	112,833	118,441

Other expense:
Interest expense	16,617	15,520
Total other expense	16,617	15,520

Net loss before income taxes	(129,450)	(133,961)
Income taxes	-	-
Net loss	$(129,450)	$(133,961)

Revenue and Cost

We had no sales and cost for the six months ended December 31, 2020 and 2019.

Operating expense

During the six months ended December 31, 2020, our total operating expense was $112,833, a slight decrease of $5,608 or 5% as compared to $118,441 for the six months ended December 31, 2019. The decrease was primarily due to decrease in legal service expense.

Net loss

For the six months ended December 31, 2020, we incurred a net loss of $129,450, as compared to a net loss of $133,961 for the six months ended December 31, 2019, a decrease of $4,511 or 3%. This decrease was primarily due to the decrease in operating expense.

Comparison of the three months ended December 31, 2020 and 2019:

	For Three Months Ended December 31,
	2020	2019

Operating expense
Selling, general and administrative expense	$36,398	$60,758
Total operating expense	36,398	60,758

Other expense:
Interest expense	9,163	8,672
Total other expense	9,163	8,672

Net loss before income taxes	(45,561)	(69,430)
Income taxes	-	-
Net loss	$(45,561)	$(69,430)

Revenue and Cost

We had no sales and cost for the three months ended December 31, 2020 and 2019.

Operating expense

During the three months ended December 31, 2020, our total operating expense was $36,398, a decrease of $24,360 or 40% as compared to $60,758 for the three months ended December 31, 2019. The main decrease was primarily due to decrease in consulting expense for the year ended June 30, 2020 was fully recorded in the three months ended September 30, 2020, but partial of the audit fee for the year ended June 30, 2019 was recorded in the three months ended December 31, 2019.

Net loss

For the three months ended December 31, 2020, we incurred a net loss of $45,561, as compared to a net loss of $69,430 for the three months ended December 31, 2019, a decrease of $23,869 or 34%. This decrease was primarily due to the decrease in operating expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2020	2019

Net cash used in operating activities	$(108,066)	$(89,389)
Net cash provided by financing activity	108,084	88,816
Effect of exchange rate changes on cash and cash equivalents	111	(43)
NET CHANGE IN CASH AND CASH EQUIVALENTS	129	(616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,480	$1,987

As of December 31, 2020, we had cash of $1,480 in our bank accounts and a working capital deficit of $1,477,337.

For the six months ended December 31, 2020, we used net cash of $108,066 in operating activities, compared to net cash used of $89,389 in operating activities during the same period of 2019. The increase of $18,677 for net cash used in operating activities was mainly due to the decrease in the change in accrued liabilities and other payable in this period.

During the six months ended December 31, 2020, we received net cash of $108,084 from financing activity compared to net cash received of $88,816 in financing activity during the same period in fiscal year 2019. The increase of $19,250 in net cash provided by financing activity was due to the increase in proceeds received from a related party.

Our cash level increased by $129 during the six months ended December 31, 2020, compared to a decrease of $616 in the same period of 2019. The changes in cash were a result of the factors described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: February 9, 2021	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)