Form 10-Q
period 2021-03-31
CHINA MEDIA INC.
filed 2021-05-17
CIK 1434674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

[ ] Yes   [X] No

As of May 17, 2021, the registrant had 39,750,000 shares of common stock outstanding.

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

CHINA MEDIA INC.

MARCH 31, 2021

(UNAUDITED)

Financial Statement Index

Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and June 30, 2020

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2021 and 2020 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended March 31, 2021 and 2020 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020 (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)

CHINA MEDIA INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2021	JUNE 30, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 1,325	$ 1,351
Other receivable, net of allowance of $123,769 and $114,758 at March 31, 2021 and June 30, 2020, respectively	3,960	3,671
Total current assets	5,285	5,022

Fixed assets, net	364	338
Operating lease right-of-use asset – related party	34,110	44,385

Total assets	$ 39,759	$ 49,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 14,808	$ 14,224
Accrued liabilities and other payable	378,912	336,855
Accrued liabilities – related party	46,086	42,730
Operating lease liability, current – related party	85,595	64,514
Due to related party	986,155	802,766
Total current liabilities	1,511,556	1,261,089

Operating lease liability, non-current – related party	14,972	27,270

Total liabilities	1,526,528	1,288,359

Stockholders' deficit
Common stock, $0.00001 par value, 180,000,000 shares authorized; 39,750,000 shares issued and outstanding at March 31, 2021 and June 30, 2020	$ 398	$ 398
Additional paid-in capital	11,375,618	11,350,321
Accumulated other comprehensive income	562,347	662,118
Accumulated deficit	(13,425,132)	(13,251,451)
Total stockholders' deficit	(1,486,769)	(1,238,614)

Total liabilities and stockholders' deficit	$ 39,759	$ 49,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	FOR THE NINE MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020	2021	2020

Selling, general and administrative expense	$ 148,331	$ 154,287	$ 35,498	$ 35,846
Total operating expense	148,331	154,287	35,498	35,846

Other expense
Interest expense	25,350	21,819	8,733	6,299
Net loss before income taxes	(173,681)	(176,106)	(44,231)	(42,145)
Income taxes	-	-	-	-
Net loss	$ (173,681)	$ (176,106)	$ (44,231)	$ (42,145)

Comprehensive loss
Net loss	(173,681)	(176,106)	(44,231)	(42,145)
Foreign currency translation adjustment	(99,771)	34,954	6,719	20,552
Comprehensive loss	$ (273,452)	$ (141,152)	$ (37,512)	$ (21,593)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	39,750,000	39,750,000	39,750,000	39,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2020	39,750,000	$ 398	$ 11,350,321	$ 662,118	$ (13,251,451)	$ (1,238,614)
Foreign currency translation adjustment	-	-	-	(49,804)	-	(49,804)
Imputed interest on related party loan	-	-	7,407	-	-	7,407
Net loss	-	-	-	-	(83,889)	(83,889)

Balance, September 30, 2020	39,750,000	$ 398	$ 11,357,728	$ 612,314	$ (13,335,340)	$ (1,364,900)

Foreign currency translation adjustment	-	-	-	(56,686)	-	(56,686)
Imputed interest on related party loan	-	-	9,159	-	-	9,159
Net loss	-	-	-	-	(45,561)	(45,561)

Balance, December 31, 2020	39,750,000	$ 398	$ 11,366,887	$ 555,628	$ (13,380,901)	$ (1,457,988)

Foreign currency translation adjustment	-	-	-	6,719	-	6,719
Imputed interest on related party loan	-	-	8,731	-	-	8,731
Net loss	-	-	-	-	(44,231)	(44,231)

Balance, March 31, 2021	39,750,000	$ 398	$ 11,375,618	$ 562,347	$ (13,425,132)	$ (1,486,769)

CHINA MEDIA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, July 1, 2019	39,750,000	$ 398	$ 11,323,440	$ 630,561	$ (13,021,040)	$ (1,066,641)
Foreign currency translation adjustment	-	-	-	41,283	-	41,283
Imputed interest on related party loan	-	-	6,804	-	-	6,804
Net loss	-	-	-	-	(64,531)	(64,531)

Balance, September 30, 2019	39,750,000	$ 398	$ 11,300,244	$ 671,844	$ (13,085,571)	$ (1,083,085)

Foreign currency translation adjustment	-	-	-	(26,881)	-	(26,881)
Imputed interest on related party loan	-	-	8,670	-	-	8,670
Net loss	-	-	-	-	(69,430)	(69,430)

Balance, December 31, 2019	39,750,000	$ 398	$ 11,338,914	$ 644,963	$ (13,155,001)	$ (1,170,726)

Foreign currency translation adjustment	-	-	-	20,552	-	20,552
Imputed interest on related party loan	-	-	6,299	-	-	6,299
Net loss	-	-	-	-	(42,145)	(42,145)

Balance, March 31, 2020	39,750,000	$ 398	$ 11,345,213	$ 665,515	$ (13,197,146)	$ (1,186,020)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS OPERATING ACTIVITIES
Net loss	$ (173,681)	$ (176,106)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest	25,297	21,773
Noncash lease expense	13,510	12,255
Changes in operating assets and liabilities:
Accounts payable	(293)	-
Accrued liabilities and other payable	15,323	39,049
Operating lease liability – related party	1,547	2,078
Net cash used in operating activities	(118,297)	(100,951)

CASH FLOW FINANCING ACTIVITY
Proceeds from related party	118,168	94,805
Net cash provided by financing activity	118,168	94,805

Effect of exchange rate changes on cash and cash equivalents	103	5,425
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26)	(721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,325	$ 1,882

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 2021. The Company also generated negative operating cash flows and incurred net loss for the nine months ended March 31, 2021.

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

NOTE 3. Related Party Transactions

From time to time, the Company borrowed loans from Dean, Li, the President and Chief Executive Officer of the Company.  As of March 31, 2021, and June 30, 2020, the Company owed Dean Li $986,155 and $802,766, respectively. The loans borrowed from Mr. Dean Li are unsecured, free of interest with no specified maturity date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in-capital and calculated based on the average annual interest rate of 3.71% with reference to a one-year loan.

The Company has a five-year lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”) to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022. Gede’s Legal Representative and Chief Executive Officer is a major shareholder of the Company. As of March 31, 2021, the Company had a right-of-use asset of $34,110 and lease liability of $100,567 related to this lease. The Company also owed Gede rent payable of $46,086 for another lease that ended December 31, 2017. As of March 31, 2021, total rent payable owed to Gede was $112,542. See Note 4 for more details.

On December 11, 2018, the Company provided a guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”, a related party of the Company) loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”), a related party of the Company. See Note 5 for more details.

NOTE 4. Operating Lease

On January 1, 2018, the Company entered into a lease agreement with Shaanxi Gede Trading Co., Ltd. (“Gede”), a related party, to lease its main office for a monthly rent of RMB11,167 (approximately $1,637) with a term of five years and expiration date on December 31, 2022.

Balance sheet information related to the operating lease is as follows:

March 31, 2021

Operating lease right-of-use asset – related party	$34,110

Operating lease liability, current – related party	$85,595
Operating lease liability, non-current – related party	14,972
Total operating lease liability	$100,567

For the nine months ended March 31, 2021 and 2020, the Company had operating lease cost of $15,057 and $14,333, respectively; and the reduction in operating lease right-of-use asset – related party was $13,510 and $12,255, respectively. No cash was paid for amounts included in the measurement of operating lease liability – related party during the nine months ended March 31, 2021 and 2020.

The weighted-average remaining lease term and the weighted-average discount rate of our lease are as follows:

March 31, 2021
Weighted-average remaining lease term	1.75 years

Weighted-average discount rate	4.85%

The following table summarizes the maturity of our operating lease liability – related party as of March 31, 2021:

For The Years Ending June 30,
2021 (remaining)	$71,569
2022	20,448
2023 and thereafter	10,224
Total lease payment	102,241
Less imputed interest	(1,674)
Total lease liability – related party	$100,567

NOTE 5. Commitments and Contingencies

On December 11, 2018, the Company entered into a guarantee agreement to provide guarantee for Shaanxi Hengtai Mingji Trading Co., Ltd.’s (“Hengtai”, a related party of the Company) loan borrowed from Chang’An Bank in the amount of RMB 210,532,513 (approximately $30,616,700 when borrowed). The maturity date of the loan was extended to December 24, 2022. The guarantee period is two years starting from the date the payment is due. The loan is pledged by Hengtai’s receivable from Shaanxi Senzhiyuan Industrial Co., Ltd. (“Senzhiyuan”) in the amount of RMB 226,000,000 and 50 million equity interest in Hengtai owned by Hengtai’s two shareholders. The controlling shareholder of Senzhiyuan is also a principal shareholder of the Company.

The information of lease commitment is provided in Note 4.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company records a liability when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a regular basis and has not recorded any material liabilities in this regard during the nine months ended March 31, 2021 and 2020.

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

Results of Operations

Comparison of the nine months ended March 31, 2021 and 2020:

	For Nine Months Ended March 31,
	2021	2020

Operating expense
Selling, general and administrative expense	$148,331	$154,287
Total operating expense	148,331	154,287

Other expense:
Interest expense	25,350	21,819
Total other expense	25,350	21,819

Net loss before income taxes	(173,681)	(176,106)
Income taxes	-	-
Net loss	$(173,681)	$(176,106)

Revenue and Cost

We had no sales and cost for the nine months ended March 31, 2021 and 2020.

Operating expense

During the nine months ended March 31, 2021, our total operating expense was $148,331, a slight decrease of $5,956 or 4% as compared to $154,287 for the nine months ended March 31, 2020. The decrease was primarily due to decrease in payroll expense.

Net loss

For the nine months ended March 31, 2021, we incurred a net loss of $173,681, as compared to a net loss of $176,106 for the nine months ended March 31, 2020, a decrease of $2,425 or 1%. This decrease was primarily due to the decrease in operating expense.

Comparison of the three months ended March 31, 2021 and 2020:

	For Three Months Ended March 31,
	2021	2020

Operating expense
Selling, general and administrative expense	$35,498	$35,846
Total operating expense	35,498	35,846

Other expense:
Interest expense	8,733	6,299
Total other expense	8,733	6,299

Net loss before income taxes	(44,231)	(42,145)
Income taxes	-	-
Net loss	$(44,231)	$(42,145)

Revenue and Cost

We had no sales and cost for the three months ended March 31, 2021 and 2020.

Operating expense

During the three months ended March 31, 2021, our total operating expense was $35,498, a slight decrease of $348 or 1% as compared to $35,846 for the three months ended March 31, 2020. Operating expense in these two periods were relatively stable and the change was immaterial.

Net loss

For the three months ended March 31, 2021, we incurred a net loss of $44,231, as compared to a net loss of $42,145 for the three months ended March 31, 2020, an increase of $2,086 or 5%. This increase was primarily due to the increase in interest expense.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2021	2020

Net cash used in operating activities	$(118,297)	$(100,951)
Net cash provided by financing activity	118,168	94,805
Effect of exchange rate changes on cash and cash equivalents	103	5,425
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26)	(721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,351	2,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,325	$1,882

As of March 31, 2021, we had cash of $1,325 in our bank accounts and a working capital deficit of $1,506,271.

For the nine months ended March 31, 2021, we used net cash of $118,297 in operating activities, compared to net cash used of $100,951 in operating activities during the same period of 2020. The increase of $17,346 for net cash used in operating activities was mainly due to the decrease in the change in accrued liabilities and other payable in this period.

During the nine months ended March 31, 2021, we received net cash of $118,168 from financing activity, compared to net cash received of $94,805 from financing activity during the same period in fiscal year 2020. The increase of $23,363 in net cash provided by financing activity was due to the increase in proceeds received from a related party.

Our cash level decreased by $26 during the nine months ended March 31, 2021, compared to a decrease of $721 in the same period of 2020. The change in cash was a result of the factors described above.

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

Impact of COVID-19 Pandemic

In late January 2020, the coronavirus (“COVID-19”) was rapidly evolving in China and globally led to disruptions in the business and transportation. The Chinese government implemented a series of restrictions, including lock-downs, social distancing requirements, and travel restrictions that drastically reduced traditional offline business. Considering the features of our business in the media industries, we experienced business disruption as a result of those measures to contain the COVID-19 outbreak. Since March 2020, the Chinese government has eased its COVID-19 restrictions domestically, and the Chinese domestic business started to recover. Our operations in the nine months ended March 31, 2021 were not significantly impacted by the COVID-19. However, it is not possible to determine the ultimate impact of the COVID-19 pandemic on the Company’s business operations and financial results, which is highly dependent on numerous factors, including the duration and spread of the pandemic and any resurgence of COVID-19 in China or elsewhere, actions taken by governments, the responses of businesses and individuals to the pandemic.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

Except as discussed above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that occurred during the quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any material legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any material legal proceedings, or (ii) have a material interest adverse to us in any material legal proceedings. We are not aware of any other material legal proceedings that have been threatened against us.

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

China Media Inc.
(Registrant)

/s/ Dean Li
Date: May 17, 2021	Dean Li
President, Chief Executive Officer
(Principal Executive Officer)